Form 10KSB
period 2001-12-31
FPB BANCORP INC
filed 2002-03-29
CIK 1162245

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

                          Commission File No. 000-33351

                                FPB BANCORP, INC.

       A Florida Corporation (IRS Employer Identification No. 65-1147861)
                        1301 SE Port St. Lucie Boulevard
                            Port St. Lucie, FL 34952
                                 (561) 398-1388

             Securities Registered Pursuant to Section 12(b) of the
                        Securities Exchange Act of 1934:

                                      NONE

             Securities Registered Pursuant to Section 12(g) of the
                        Securities Exchange Act of 1934:

                          Common Stock, $0.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                    Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ____

The issuer's revenues for its most recent fiscal year were $2,733,000.

There is no established trading market for the registrant's capital stock. The aggregate market value of the stock held by nonaffiliates of the registrant at March 15, 2002 was $3,847,130, based on a per share price of $10.00, which is the price such stock was sold by registrant's predecessors or corporation in its initial public offering. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

At March 15, 2002, there were 489,410 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ____  No X

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders and its 2001 Annual Report are incorporated by reference into Part III of this report.

                                FPB BANCORP, INC.
                         2001 Form 10-KSB Annual Report


                                TABLE OF CONTENTS



    Item Number                                                                                         Page or
  in Form 10-KSB      Description                                                                       Location
  --------------      -----------                                                                       --------

   Item 1.            Business...............................................................................2
   Item 2.            Properties............................................................................15
   Item 3.            Legal Proceedings.....................................................................15
   Item 4             Submission of Matters to a Vote of Security Holders...................................15
   Item 5.            Market for the Registrant's Common Equity and Related
                      Shareholder Matters...................................................................15
   Item 6.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................................................15
   Item 7.            Financial Statements..................................................................16
   Item 8.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................................16
   Item 9.            Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act.....................................16
   Item 10.           Executive Compensation................................................................16
   Item 11.           Security Ownership of Certain Beneficial Owners and Management........................16
   Item 12.           Certain Relationships and Related Transactions........................................16
   Item 13.           Exhibits and Reports on Form 8-K......................................................16
                      Signatures............................................................................18

                                     PART I

Forward-Looking Statements

This report contains certain "forward-looking" statements, as such term is defined in the Private Securities Litigations Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations, economic performance, financial condition, growth and acquisition strategies, investments and future operations plans. For this purpose, any statement contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "relieve," "anticipate," "intent," "could," "estimate," "might" or continue" or the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially, depending on a variety of important factors, including uncertainty related to our operations, mergers or acquisitions, governmental regulation, the value of these assets and any other factors discussed in this and other company filings with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

FPB Bancorp, Inc.

     FPB Bancorp, Inc. ("FPB") was incorporated on September 5, 2001. On December 3, 2001, it acquired all of the issued and outstanding stock of First Peoples Bank ("Bank") in a one-for-one share exchange. As of December 31, 2001, we had total assets of $41.7 million, total deposits of $34.0 million and total stockholders' equity of $4.1 million. Net losses for the year ended December 31, 2001, totaled $49,000 or $0.10 per basic and diluted share. The loan portfolio totaled $32.2 million, of which 70.2% consisted of commercial and commercial real estate loans, 3.8% consisted of residential mortgage loans, and 26.0% consisted of consumer loans.

First Peoples Bank

     First Peoples Bank commenced banking operations in Port St. Lucie, Florida, on April 27, 1999, as a state-chartered commercial bank. Our primary business is attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans and purchase securities.

     We offer a broad range of retail and commercial banking services, including various types of deposit accounts and loans for businesses and consumers. The primary source of business is customer referrals. As part of our community bank approach, officers are encouraged to actively participate in community activities and organizations.

Operating and Business Strategy

     Our goal is to become one of the leading community banks in St. Lucie County. We expect to accomplish our goal through steady and reasonable growth and a prudent operating strategy. We intend to grow internally by establishing branch offices in our immediate market area.

     Our operating and business strategy emphasizes:

         o providing a select range of highly personalized products and services;

         o local management and local decision making;

         o maintaining a professional staff of officers and employees;

         o growing and expanding our presence in St. Lucie County;

         o developing commercial loan relationships with small to medium-size businesses located in our market;

         o emphasizing mortgage banking activities by continuing to originate residential mortgage loans for our customers; and

         o maintaining a high credit quality.

     Personalized Products and Service. We strive to provide innovative financial products, high service levels and to maintain strong customer relationships. We seek customers who prefer to conduct business with a locally owned and managed institution.

     Local Management and Community Focus. We approach banking with a community focus, emphasizing local management and local decision-making. Our main office is located in one of the primary business districts of Port St. Lucie on Port St. Lucie Boulevard. Most of the executive officers and directors are long-time residents of the Port St. Lucie area, and all management decisions are made in Port St. Lucie.

     Dedicated Employees. We believe that the key to our success lies with our employees, because it is through our employees that FPB is able to provide our banking customers with a very high level of service and attention. To this end, we seek to hire well qualified banking professionals who are committed to providing a superior level of banking service and are willing to accept a significant degree of responsibility. Each employee focuses on the individual customer's needs and strives to deliver the specific products and services that are best suited to achieve the customer's financial goals.

     Internal Growth and Branch Expansion. FPB has grown to over $41.7 million in assets since its inception a little over two years ago. Included in our plans for the next year is the establishment of a full-service branch office in the Ft. Pierce area. Plans have not been finalized, but it is expected that the branch will have four teller windows, a night depository, three drive-through windows and an ATM. Before we begin construction, we will have to obtain regulatory approval for the branch. Regulatory approval will likely be dependent on our ability to sell a significant number of shares in this offering.

     Develop Commercial Loan Relationships. Since our inception, we have been gradually building our loan portfolio mix by purchasing, originating and retaining commercial and commercial real estate loans. We believe that large regional and out-of-state financial institutions, which have acquired several local banks, have shifted the focus of the acquired banks away from lending to small and medium-sized business. As part of our lending efforts, we have been developing, within our market, strong commercial loan and deposit relationships with small to medium-sized businesses which tend to value personalized service and attention to their specific borrowing needs. Timely decisions and prompt, courteous service is very important and we believe will foster long-term, quality loan and deposit relationships.

     Residential Loans. In order to be a full service bank, we actively engage in residential lending activities which includes the origination of residential mortgage loans. Our strategy is to sell, to the extent practical, all of our fixed- rate residential mortgage loan originations and a portion of our adjustable-rate loans. The sale of mortgage loans in the secondary market provides additional non- interest income, including mortgage loan origination fees and gains on the sale of mortgage loans.

     Maintain Strong Credit Quality. We place a great deal of emphasis on maintaining strong asset quality. The asset quality we are experiencing to date is principally due to our strict underwriting criteria, the relationship of our senior officers and directors to our customers and their knowledge of the demographics of our local community.

Primary Market Area

     FPB is the only financial institution headquartered in Port St. Lucie, Florida. Our extended geographic market also encompasses three neighboring cities, Stuart, St. Lucie West and Ft. Pierce, Florida. These cities are located in southern St. Lucie, northeast Martin, central St. Lucie and northern St. Lucie Counties, respectively. These counties have a total combined year-round adult population of approximately 305,000; during the winter season the population increases by approximately 20%. From 1990 to 2000, the population of St. Lucie County grew at a compound annual rate of 21.7%.

     Land development in the market area is primarily residential in nature and large tracts of land remain available for residential development. The market area is well connected to and easily accessible from other east coast communities and is served by Amtrak train service, Florida's Turnpike and Interstate 95.

     Among the major employers located in St. Lucie County are St. Lucie County Public Schools and Lawnwood Regional Medical Center. Other significant employers in the area include, St. Lucie County, Florida Power & Light, Wal-Mart, Winn Dixie, Indian River Community College and QVC Distribution and Telecommunication Center. The market area and St. Lucie County in general, have below average unemployment rates, compared to other communities in the state.

Competition

     Competition for deposits and loans is intense among financial institutions in Florida and particularly in areas of high population concentrations such as St. Lucie County. Our competitors include institutions, such as Riverside National Bank of Florida, Bank of America, SunTrust, First Union/Wachovia Bank, First National Bank and Trust of the Treasure Coast, Harbor Federal Savings Bank, other commercial banks, savings banks, and credit unions. Additional competition for deposits comes from government securities, money-market funds, mutual fund and securities brokerage firms. Many of these competitors have substantially greater resources, higher lending limits, larger branch networks and are able to offer a broader range of products and services than we can offer.

     The primary factors in competing for deposits are interest rates, the range of financial services offered, convenience of office locations, and the flexibility of office hours. The primary factors in competing for loans include interest rates, loan fees, flexible terms, and timely loan decisions. We compete for deposits by offering a variety of deposit programs geared to our potential customers. By developing strong ties in the local community and providing a high quality of personal banking services to families, professionals, retirees, and owner-operated businesses with an emphasis on flexibility and timely responses to customer demands we believe that we can successfully compete in our market for deposits.

     With respect to loans, we have targeted small to medium-sized businesses as our customer base, while the large out-of-state financial institutions, which have acquired several local banks, continue to shift the focus of the acquired banks away from these business opportunities. FPB also originates and sells residential loans by offering various adjustable-rate and fixed-rate mortgage loan products.

     Geographic deregulation has also had a material impact on the financial industry. Federally-chartered savings institutions have interstate banking authority. As for commercial banks, to date, all but three states have enacted some form of interstate banking legislation. The most common form of interstate banking statutes have either regional limitations or reciprocity requirements. A growing number of states, however, now provide for unrestricted entry. A bank holding company is now permitted to acquire existing banks across state lines and may consolidate its interstate subsidiary banks into branches and merge with a bank in another state, depending upon state laws. Florida has removed most of the final barriers to interstate banking.

Loan Activities

     General. Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2001, the net loan portfolio totaled $32.2 million, or 77.2% of total assets.

     Loan Underwriting. Loan activities are subject to underwriting standards and loan origination procedures prescribed by the board of directors and management. Loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Our loan policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by the board of directors.

     Loans are approved at various management levels up to and including the board of directors, depending on the amount of the loan. Loan approvals are made in accordance with delegated authority approved by the board of directors. Generally loans less than $50,000 are approved by certain authorized officers. The President has individual loan authority up to $100,000. Generally, loans over $100,000 require approval by the board of directors.

     General Loan Policies. For real estate loans our policy is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy, which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required. Most real estate loans also require the borrower to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which disbursements are made for items such as real estate taxes and property insurance.

     We are permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 80% of the appraised value or of the purchase price, whichever is less, the Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the value of the property. We will originate single-family residential mortgage loans with up to a 90% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 90% loan-to-value ratio are limited to special community support programs or one of the FHA, VA, or Farmers Home Administration guarantee or insurance programs. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 85%, including the amount of the first mortgage, of the collateral. With respect to home loans granted for construction or combination construction/permanent financing, the Bank will lend up to 80% of the appraised value of the property on an "as completed" basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 75% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property.

     The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities as of December 31, 2001, was approximately $1.0 million. Our largest loan to a single borrower is a $1,180,000 loan secured by commercial real estate and business assets, which was made prior to December 31, 2001.

     Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in St. Lucie and Martin counties. These types of loans amounted to $11.2 million or 34.4% of the total loan portfolio as of December 31, 2001. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years. The Bank generally does not offer fixed-rate commercial real estate or multi-family real estate loans.

     Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 75%. Loans secured by this type of collateral will continue to be a part of our future loan program. Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. At December 31, 2001, the largest commercial real estate loan was approximately $900,000 secured by property located in St. Lucie County, Florida. The largest multi-family real estate loan was $676,000. It is secured by 20 condominium units in Riviera Beach, Florida. Both loans are current.

     Commercial Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2001, the largest commercial loan was $900,000 secured by accounts receivable, inventory and equipment. While the Bank has made Small Business Administration loans, we generally will underwrite commercial loans for our own portfolio utilizing other sources of collateral and a maximum of 70% loan to value. As of December 31, 2001, FPB had $11.7 million in commercial loans, which was 35.8% of the total loan portfolio.

     Residential Loans. The Bank currently originates fixed-rate residential mortgage loans and ARM loans for terms of up to 30 years. As of December 31, 2001, $1.2 million or 3.8% of the total loan portfolio consisted of one-to-four family residential real estate loans. As of such date, approximately $629 million, or 52% of these loans were ARM loans.

     The residential ARM loans currently being offered have interest rates that are fixed for a period of one, three or five years and then after the initial period the interest rate is adjusted annually based upon an index such as the yield on treasury securities adjusted to a one-year maturity, plus a margin. Most of our ARM loans limit the amount of any increase or decrease in the interest rate at each adjustment and over the life of the loan. Typical limitations are 2% for each adjustment with a limit of 6% over the life of the loan. The Bank may offer ARM loans with different annual and life-of-loan interest change limits, shorter or longer adjustment periods and different base indices as may be appropriate to meet market demands, portfolio needs, and our interest-rate risk management goals. While the initial rate on ARM loans may be below a fully indexed rate, the loan is always underwritten based on the borrower's ability to pay at the interest rate which would be in effect after adjustment of the loan. Some ARM loans include features that allow the borrower, under special conditions, to convert the loan to a fixed rate at the then prevailing market rates.

     ARM loans reduce our risks of changes in interest rates, but involve other risk because as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. Marketability of real estate loans is also affected by the level of interest rates.

     Our fixed rate home loans are originated for 30-year amortization terms. Borrowers requesting a term of 15 years or less are usually granted an interest rate slightly lower than is offered for a 30-year amortizing loan. These loans are originated in compliance with documentation and underwriting standards which permit their sale in the secondary market to institutional investors such as Fannie Mae. Fixed-rate home loans include a "due on sale" clause, which provides us with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. The "due on sale" provision is generally enforced. We sell all fixed rate, 30-year home loans in the secondary market. No such loans are held in our loan portfolio.

     Consumer Loans. The Bank makes various types of consumer loans, including automobile and boat loans, but primarily home equity loans. Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to its customers and because the shorter term and normally higher interest rates on such loans help maintain a profitable spread between our average loan yield and its cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant's repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Our belief is that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and, therefore, we intend to continue to increase our investment in these types of loans. As of December 31, 2001, consumer loans amounted to $8.5 million, or 26.0% of the total loan portfolio.

     Income from Loan Activities. Fees are earned in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing interest rates and their effect on the demand for loans in our primary service area.

     Loan fees typically are charged at the time of loan origination and may be a flat fee or a percentage of the amount of the loan. Under current accounting standards the total amount of such fees cannot typically be recognized as income immediately, rather a portion of the fees are deferred and taken into income over the contractual life of the loan, using a level yield method. If loans are prepaid or refinanced, all remaining deferred fees with respect to such loans are taken into income at that time.

     Nonperforming Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, our loan officers attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings. We will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

     A loan is generally placed on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection.

     If foreclosure is required, when completed, the property is sold at a public auction in which the Bank will generally participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in the other real estate owned "OREO" account until it is sold. We are permitted under federal regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

     At December 31, 2001, we had no accruing loans which were contractually past due 90 days or more and no troubled debt restructuring.

Asset Classification

     Commercial banks are required to review and when appropriate classify their assets on a regular basis. FDIC and state banking examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowance for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored. At December 31, 2001, we had no loans classified as substandard, doubtful, or loss.

Provision for Losses on Loans

     The provision for loan losses is established through a provision for loan losses charged against income. Loans are charged against the provision when we believe that the collectibility of the principal is unlikely. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. While we use our best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions. At December 31, 2001, we had a total allowance for loan losses of approximately $359,000 representing 1.10% of total loans.

Personnel

     As of December 31, 2001, we had 17 full-time employees and seven part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees to be good.

     Employees are covered by a comprehensive employee benefit program which provides for, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, and education assistance. Such employee benefits are considered by management to be generally competitive with employee benefits provided by other major employers in our geographic market area.


                           REGULATION AND SUPERVISION

General

     FPB is subject to an extensive body of state and federal banking laws and regulations which impose specific requirements and restrictions on virtually all aspects of our operations. We are also affected by government monetary policy and by regulatory measures affecting the banking industry in general. The actions of the Federal Reserve affect the money supply, and in general, the lending abilities of banks by increasing or decreasing the costs and availability of funds to the banks. Additionally, the Federal Reserve regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against bank deposits.

     The following is a brief summary of some of the statutes, rules and regulations which affect our operations. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of our subsidiary bank.

FPB Bancorp, Inc.

     FPB is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956. As such, we are required to file annual reports and other information regarding our business operations and those of our subsidiaries. We are also subject to the supervision of, and to periodic inspections by, the Federal Reserve.

     The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         o    acquiring all or substantially all of the assets of a bank;

         o acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank; or

         o    merging or consolidating with another bank holding company.

     Except as authorized by the Gramm-Leach-Bliley Act of 1999, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any business other than the business of banking or managing and controlling banks. Some of the activities the Federal Reserve has determined by regulation to be proper incidents to the business of banking, and thus permissible for bank holding companies, include:

         o    making or servicing loans and certain types of leases;

         o    engaging in certain insurance and discount brokerage activities;

         o    performing certain data processing services;

         o acting in certain circumstances as a fiduciary or investment or financial advisor;

         o    owning savings associations; and

         o making investments in corporations or projects designed primarily to promote community welfare.

     Generally, bank holding companies are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that the holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of any of its bank subsidiaries.

     The Bank Holding Company Act and the Federal Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require that, depending on the particular circumstances, either the Federal Reserve's approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring control of a bank holding company, such as FPB, subject to certain exemptions. Control is conclusively presumed to exist when an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     The Federal Reserve, pursuant to regulation and published policy statements, has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve's policy, we may be required to provide financial support to one of our subsidiary banks at a time when, absent such Federal Reserve policy, it might not be deemed advisable to provide such assistance. Under the Bank Holding Company Act, the Federal Reserve may also require a bank holding company to terminateany activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

First Peoples Bank

     As a state chartered bank we are subject to the supervision of the Florida Department of Banking and Finance and the FDIC. Our deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, we must pay a semi-annual statutory assessment and comply with the rules and regulations of the FDIC. Areas regulated and monitored by the bank regulatory authorities include:

         o    security devices and procedures;
         o    adequacy of capitalization and loss reserves;
         o    loans;
         o    investments;
         o    borrowing;
         o    deposits;
         o    mergers;
         o    issuances of securities;
         o    payment of dividends;
         o    interest rates payable on deposits;
         o    interest rates or fees chargeable on loans;
         o    establishment of branches;
         o    corporate reorganizations;
         o    maintenance of books and records; and
         o adequacy of staff training to carry out safe lending and deposit gathering practices.


     In addition, subsidiary banks are generally prohibited from engaging in tie-in arrangements in connection with any extension of credit, or the offer of any property or service. Banks are also subject to requirements regarding the eligibility and qualifications of their officers and directors.

Capital Adequacy Requirements

     Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank and its holding company's assets reach $150 million, the capital adequacy guidelines issued by the Federal Reserve are applied to bank holding companies on a non- consolidated basis. The FDIC's risk-based capital guidelines apply directly to insured state banks regardless of whether they are subsidiaries of a bank holding company. The FDIC requirements provide that banking organizations must have capital (as defined in the rules) equivalent to 10% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

     The FDIC has adopted minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. The guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholder's equity, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated, and other qualifying term debt, preferred stock not qualifying for Tier 1, and a limited amount of allowance for credit losses, up to a designated percentage of risk-weighted assets. Under these guidelines, financial institutions must maintain a specified minimum ratio of "qualifying" capital to risk-weighted assets. At least 50% of an institution's qualifying capital must be "core" or "Tier 1" capital, and the balance may be "supplementary" or "Tier 2" capital. The guidelines imposed on the banks include a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Tier 1 capital to assets ratio of 4%, with institutions receiving less than the highest rating required to maintain a ratio of 6% or greater, based upon their particular circumstances and risk profiles.

     Federal bank regulatory authorities have adopted regulations revising the risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. Under the regulations, when evaluating a bank's capital adequacy, the revised capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts.

     The foregoing capital guidelines could affect our Bank in several ways. If it grows rapidly, the capital base may become insufficient to support continued growth, making an additional capital infusion necessary. The capital guidelines could also impact the ability of our bank to pay dividends. It is expected that the capital levels of our subsidiary bank is more than adequate. Rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change its capital position in a relatively short period of time. Failure to meet these capital requirements would require our subsidiary bank to develop and file with the appropriate bank regulatory authorities a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, we would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless we could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time.

Dividends

     Our ability to pay cash dividends will depend almost entirely upon the amount of dividends that the Bank is permitted to pay by statutes or regulations. Additionally, the Florida Business Corporation Act provides that FPB may only pay dividends if the dividend payment would not render us insolvent or unable to meet our obligations as they come due.

     As a state-chartered bank, the Bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the Banks' capital under certain circumstances without the prior approval of the Florida Department of Banking and Finance and the FDIC. Except with the prior approval of the Florida Department of Banking and Finance, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank in Florida is required to transfer at least 20% of its net income to surplus until their surplus equals the amount of paid-in capital.

Other Laws

     State usury laws and federal laws concerning interest rates limit the amount of interest and various other charges collected or contracted by a bank. Our loans will also be subject to federal laws applicable to credit transactions, such as the:

         o Federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers;
         o Community Reinvestment Act requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low and moderate-income borrowers;
         o Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;
         o Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;
         o Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies; and
         o the rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

Our deposit operations are also subject to the:

         o Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
         o Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Interstate Banking and Branching

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, eligible bank holding companies in any state are permitted, with Federal Reserve approval, to acquire banking organizations in any other state. As such, all regional compacts and substantially all then-existing regional limitations on interstate acquisitions of banking organizations have been eliminated. The Interstate Banking and Branching Efficiency Act also removed substantially all of the then-existing prohibitions on interstate branching by banks. The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws.

     Subject to these laws, a bank operating in any state may now establish one or more branches within any other state without the establishment of a separate banking structure within the other state through the merger with an existing bank in that state. Under current Florida law, our Bank is permitted to establish branch offices throughout Florida with the prior approval of the Florida Department of Banking and Finance and the FDIC. In addition, with prior regulatory approval, we would be able to acquire existing banking operations in other states. Although the Interstate Banking and Branching Efficiency Act has the potential to increase the number of competitors in the respective market areas of our Bank, we cannot predict the actual impact of such legislation on the competitive position of our operations.

Financial Modernization

     The recently enacted Gramm-Leach-Bliley Act of 1999 sought to achieve significant modernization of the federal bank regulatory framework by allowing the consolidation of banking institutions with other types of financial services firms, subject to various restrictions and requirements. In general, the Gramm-Leach-Bliley Act repealed most of the federal statutory barriers which separated commercial banking firms from insurance and securities firms and authorized the consolidation of such firms in a "financial services holding company." We have no immediate plans to utilize the structural options created by the Gramm-Leach-Bliley Act, but we may develop such plans in the future. In the meantime, we do and will provide our customers with a broad range of financial products and services.

Loans to One Borrower

     Florida law generally allows a state bank to extend credit to any one borrower in an amount up to 25% of its capital accounts, which are defined as unimpaired capital, surplus and undivided profits, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon the Bank's capital, the maximum loan we are permitted to make is approximately $1.03 million, provided the unsecured portion does not exceed approximately $617,000. The law permits exemptions for loans collateralized by accounts maintained with the Bank and for loans guaranteed by the Small Business Administration, the Federal Housing Administration and the Veterans Administration.

Payment of Dividends

     A Florida chartered commercial bank may not pay cash dividends that would cause the bank's capital to fall below the minimum amount required by federal or Florida law. Otherwise, a Florida commercial bank may pay a dividend out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as described below. Twenty percent of the net profits in the preceding two year period may not be paid in dividends, but must be retained to increase capital surplus until such surplus equals the amount of common and preferred stock issued and outstanding. In addition, no bank may pay a dividend at any time that net income in the current year when combined with retained net income from the preceding two years produces a loss. FPB's primary source of income is from the Bank. Our ability to pay dividends will be limited by the Bank's performance. The ability of the Bank to pay dividends depends in part on the FDIC capital requirements in effect at such time and of its ability to comply with such requirements.

The Federal Reserve System

     Federal Reserve regulations require banks to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $44.3 million or less (subject to adjustment by the Federal Reserve) plus 10% (subject to adjustment by the Federal Reserve between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, interest-earning assets of FPB are reduced.

Effect of Governmental Monetary Policies

     The earnings of FPB are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve monetary policies have had, and will likely continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of loans, investments and deposits through its open market operations in United States Government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirement against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Selected Financial Data

     The information appearing under the heading "Selected Financial Data" in the 2001 Annual Report is incorporated herein by reference.


ITEM 2. PROPERTIES

     Our main office is leased and is located at 1301 SE Port St. Lucie Boulevard, Port St. Lucie, Florida 34952. The lease is scheduled to expire in September 2013. We also own a potential branch office site in Ft. Pierce, Florida.

ITEM 3. LEGAL PROCEEDINGS

     There are no material proceedings to which FPB or the Bank is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of FPB during the fourth quarter of the fiscal year covered by this report.

     On October 17, 2001, the Bank held a Special Meeting of Shareholders at its main office. At this meeting, the Bank's shareholders approved a Plan of Reorganization and Share Exchange whereby: (i) the Bank became a wholly-owned subsidiary of FPB; and (ii) all of the outstanding shares of Bank common stock were converted, on a one-for-one basis, into outstanding shares of common stock of FPB. This matter was approved with 294,557 votes in favor, 1,700 votes against, and 8,900 abstentions.


                                     PART II

ITEM 5. MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
        MATTERS

     There is no established trading market for our common stock, $0.01 par value. It is not anticipated that an active public market will develop for such stock because at this time, we do not intend to seek a listing for the common stock on a national securities exchange or to qualify it for quotation on the National Association of Securities Dealers Automated Quotation System. Therefore, no reliable information is available as to trades of the common stock or as to the prices at which Common Stock has traded.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

     The information appearing under the heading "Financial Statements" in the 2001 Annual Report is incorporated herein by reference.


ITEM 8. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON   ACCOUNTING  AND
        FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information appearing under the headings "Election of Directors," "Executive Compensation" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement relating to the annual meeting of shareholders, scheduled to be held on April 24, 2002, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information appearing under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the heading "Principal Stockholders" and "Beneficial Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     The information  appearing  under the caption  "Certain  Relationships  and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of FPB's Registration Statement on Form 8-A, filed with the SEC on November 16, 2001. The exhibits which are marked by a double asterisk (**) were previously filed as a part of the Bank's Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000. The exhibits which are marked by a triple asterisk (***) were previously filed as a part of the Bank's 2000 Form 10-KSB, filed with the FDIC on April 9, 2001. The exhibits which are marked by a quadruple asterisk (****) were previously filed as a part of FPB's Schedule 14-A filed with the SEC on March 22, 2002.

         Exhibit No.       Description of Exhibit
         -----------       ----------------------



            *3.1           Articles of Incorporation

            *3.2           Bylaws

            *4.1 Specimen copy of certificate evidencing shares of FPB's common stock, $0.01 par value

           **4.2           First  Peoples Bank Stock  Option Plan dated  January
                           14, 1999

           **4.3           Warrant Agreement

          ***4.4           Non-Qualified Stock Option Agreement

          **10.1 First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999

         ***10.2           Employment Agreement for David W. Skiles

        ****99.1           FPB's 2002 Annual Meeting Proxy Statement

            99.2           FPB's 2001 Annual Report


        (b) Reports on Form 8-K. During the quarter ended December 31, 2001, no reports were filed by FPB on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FIRST PEOPLES BANK


Date: March 29, 2002                              By: /s/ David W. Skiles
                                                      -------------------
                                                        David W. Skiles
                                                        Chief Executive Officer,
                                                        President and Director

Date: March 29, 2002                              By: /s/ Nancy Aumack
                                                      ----------------
                                                        Nancy Aumack
                                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature                        Title                            Date
---------                        -----                            ----


/s/ James L. Autin, M.S.         Director                         March 29, 2002
------------------------
James L. Autin, M.D.

                                 Vice Chairman of the Board       March 29, 2002
----------------------
John R. Baker, Sr.

/s/ Gary A. Berger               Chairman of the Board            March 29, 2002
------------------
Gary A. Berger

                                 Director                         March 29, 2002
--------------------
Donald J. Cuozzo

/s/ Ann L. Decker                Director                         March 29, 2002
-----------------
Ann L. Decker

/s/ Paul J. Miret                Director                         March 29, 2002
-----------------
Paul J. Miret

                                 Corporate Secretary              March 29, 2002
-----------------------
Robert L. Schweiger              and Director

/s/ Robert L. Seeley             Director                         March 29, 2002
--------------------
Robert L. Seeley

/s/ David W. Skiles              Chief Executive Officer          March 29, 2002
-------------------
David W. Skiles                  President and Director

                                 Director                         March 29, 2002
--------------------
Thomas E. Warner

/s/ Paul A. Zinter               Director                         March 29, 2002
------------------
Paul A. Zinter