Form 10QSB
period 2002-03-31
FPB BANCORP INC
filed 2002-05-15
CIK 1162245

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly  report  under Section 13 or 15(d) of the Securities Exchange Act
---- of 1934

For the quarterly period ended March 31, 2002

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from           to
                               ---------    ---------

Commission File Number 000-33351
                       ----------

                                FPB BANCORP, INC.
                                -----------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Florida                                                65-1147861
---------------------------------                            -------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                        1301 SE Port St. Lucie Boulevard
                          Port St. Lucie, Florida 34952
                          -----------------------------
                    (Address of Principal Executive Offices)

                                 (561) 398-1388
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


                        ---------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES [X]   NO [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                       489,410
--------------------------------------             -----------------------------
              (class)                              Outstanding at April 26, 2002

Transitional Small Business Format (check one): YES [ ]  NO [X]




--------------------------------------------------------------------------------

                        FPB BANCORP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements                                               Page
                                                                            ----

  Condensed Consolidated Balance Sheets -
   March 31, 2002 (unaudited) and December 31, 2001........................... 2

  Condensed Consolidated Statements of Operations -
   Three Months ended March 31, 2002 and 2001 (unaudited)..................... 3

  Condensed Consolidated Statement of Stockholders' Equity -
   Three Months ended March 31, 2002 (unaudited).............................. 4

  Condensed Consolidated Statements of Cash Flows -
   Three Months ended March 31, 2002 and 2001 (unaudited)..................... 5

  Notes to Condensed Consolidated Financial Statements (unaudited)............ 6

  Review By Independent Certified Public Accountants.......................... 7

  Report on Review by Independent Certified Public Accountants................ 8

 Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations............................................... 9-11


PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings.................................................. 12

 Item 6.  Exhibits and Reports on Form 8-K................................... 12


SIGNATURES................................................................... 13

                        FPB BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)



                                                                                                March 31,       December 31,
                                                                                                ---------       ------------
 Assets                                                                                           2002              2001
                                                                                                  ----              ----
                                                                                               (unaudited)

Cash and due from banks..............................................................           $   1,562            2,095
Federal funds sold...................................................................               3,955              353
                                                                                                    -----              ---


              Total cash and cash equivalents........................................               5,517            2,448

Time deposit  .......................................................................                 100              100
Securities available for sale........................................................               4,878            4,496
Securities held to maturity..........................................................                 852              983
Loans, net of allowance for loan losses of  $409 and $359............................              35,091           32,215
Premises and equipment, net..........................................................                 615              616
Federal Home Loan Bank stock, at cost................................................                  80               80
Accrued interest receivable..........................................................                 221              211
Deferred income taxes................................................................                 457              444
Other assets  .......................................................................                 119              113
                                                                                                      ---              ---


              Total assets...........................................................           $  47,930           41,706
                                                                                                =========           ======


    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits..............................................               8,528            6,825
    Savings, NOW and money-market deposits...........................................              12,424           11,256
    Time deposits ...................................................................              22,028           15,912
                                                                                                   ------           ------


              Total deposits.........................................................              42,980           33,993

    Federal funds purchased..........................................................                   -            1,500
    Federal Home Loan Bank advance...................................................                   -            1,000
    Notes payable ..................................................................                  353              342
    Official checks..................................................................                 496              742
    Other liabilities................................................................                  36               39
                                                                                                       --               --


              Total liabilities......................................................              43,865           37,616
                                                                                                   ------           ------


Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized,
         no shares issued or outstanding.............................................                   -                -
    Common stock, $.01 par value; 5,000,000 shares authorized,
         489,410 shares issued and outstanding.......................................                   5                5
    Additional paid-in capital.......................................................               4,846            4,846
    Accumulated deficit..............................................................                (753)            (761)
    Accumulated other comprehensive loss.............................................                 (33)               -
                                                                                                      ---


              Total stockholders' equity.............................................               4,065            4,090
                                                                                                    -----            -----


              Total liabilities and stockholders' equity.............................           $  47,930           41,706
                                                                                                =========           ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FPB BANCORP, INC. AND SUBSIDIARY

                 Condensed Statements of Operations (Unaudited)
                  (Dollars in thousands, except share amounts)


                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                    ------------------
                                                                                                  2002              2001
                                                                                                  ----              ----
Interest income:
    Loans............................................................................           $     644              454
    Securities.......................................................................                  66              103
    Other............................................................................                  17               44
                                                                                                       --               --


              Total interest income..................................................                 727              601
                                                                                                      ---              ---


Interest expense:
    Deposits  .......................................................................                 272              268
    Other............................................................................                   1                -
                                                                                                      ---              ---

              Total interest expense.................................................                 273              268
                                                                                                      ---              ---

    Net interest income..............................................................                 454              333

              Provision for loan losses..............................................                  55               41
                                                                                                      ---              ---

Net interest income after provision for loan losses..................................                 399              292
                                                                                                      ---              ---

Noninterest income:
    Service charges and fees.........................................................                  49               52
    Other fees.......................................................................                   3                -
    Other............................................................................                   2                3
                                                                                                      ---              ---

              Total noninterest income...............................................                  54               55
                                                                                                      ---              ---

Noninterest expenses:
    Salaries and employee benefits...................................................                 196              149
    Occupancy and equipment..........................................................                  81               79
    Advertising......................................................................                  19               12
    Professional fees................................................................                  28               20
    Data processing..................................................................                  39               18
    Insurance expense................................................................                   6                7
    Supplies  .......................................................................                  10                9
    Other............................................................................                  59               59
                                                                                                      ---              ---

              Total noninterest expenses.............................................                 438              353
                                                                                                      ---              ---

Earnings (loss) before income taxes..................................................                  15               (6)

    Income taxes (benefit)...........................................................                   7               (2)
                                                                                                      ---              ---

Net earnings (loss)..................................................................           $       8               (4)
                                                                                                  =======          =======


Earnings (loss) per share, basic and diluted.........................................           $     .02             (.01)
                                                                                                  =======          =======

Weighted-average number of shares, basic and diluted.................................             489,410          489,410
                                                                                                  =======          =======


Dividends per share..................................................................           $       -                -
                                                                                                  =======          =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FPB BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 2002
                             (Dollars in thousands)





                                                                                                        Accumulated
                                                                                                           Other
                                                   Common Stock             Additional                    Compre-        Total
                                               -----------------------       Paid-In      Accumulated     hensive    Stockholders'
                                                  Shares        Amount       Capital        Deficit        Loss         Equity
                                                ----------      ------    -------------- ------------   ----------- ---------------

Balance at December 31, 2001............           489,410      $ 5            4,846         (761)           -            4,090
                                                                                                                          -----
Comprehensive loss:
     Net earnings for the three months
         ended March 31, 2002
         (unaudited)....................              -           -                -            8            -                8

     Net change in unrealized loss on
         securities available for sale
         (unaudited), net of taxes of
         $20............................              -           -                 -           -          (33)             (33)
                                                                                                                          -------

     Comprehensive loss
         (unaudited)....................                                                                                    (25)
                                               ------------     ---         ---------       ------         ----           -------

Balance at March 31, 2002
      (unaudited) ......................           489,410      $ 5            4,846         (753)         (33)           4,065
                                                   =======        =            =====         =====         ====           =======


















See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FPB BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                --------------------------
                                                                                                   2002             2001
                                                                                                   ----             ----
Cash flows from operating activities:
    Net earnings (loss)..............................................................           $       8               (4)
    Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
         Depreciation................................................................                  25               22
         Provision for loan losses...................................................                  55               41
         Provision (credit) for deferred income taxes...............................                    7               (2)
         Amortization of loan fees...................................................                   2               10
         Net amortization of securities..............................................                   2              (18)
         (Increase) decrease in accrued interest receivable.........................                  (10)               5
         Increase in other assets....................................................                  (6)             (28)
         (Decrease) increase in official checks and other liabilities................                (249)              32
                                                                                                   ------            -----

                  Net cash (used in) provided by operating activities................                (166)              58
                                                                                                   ------            -----

Cash flows from investing activities:
    Purchase of securities available for sale........................................              (2,000)               -
    Principal payments on securities available for sale..............................                  65                -
    Principal payments on securities held to maturity................................                 129                -
    Proceeds from calls of securities available for sale.............................               1,500            3,500
    Net increase in loans............................................................              (2,933)          (3,247)
    Purchase of premises and equipment...............................................                 (24)              (5)
                                                                                                   ------           ------

                  Net cash provided by (used in) investing activities................              (3,263)             248
                                                                                                   ------           ------

Cash flows from financing activity-
    Net increase in deposits.........................................................               8,987              766
    Decrease in federal funds purchased..............................................              (1,500)               -
    Decrease in Federal Home Loan Bank advance.......................................              (1,000)               -
    Net increase in notes payable....................................................                  11                -
                                                                                                   ------           ------

                  Net cash provided by financing activities..........................               6,498              766
                                                                                                   ------           ------

Net increase in cash and cash equivalents............................................               3,069            1,072

Cash and cash equivalents at beginning of period.....................................               2,448            4,380
                                                                                                   ------           ------

Cash and cash equivalents at end of period...........................................           $   5,517            5,452
                                                                                                   ======           ======

Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest ...................................................................           $     271              267
                                                                                                   ======           ======

         Income taxes................................................................           $       -                -
                                                                                                  =======          =======

    Noncash transactions:
         Accumulated other comprehensive (loss) income, change in unrealized
              (loss) gain on securities available for sale...........................           $     (33)               7
                                                                                                  =======          =======

See Accompanying Notes to Condensed Financial Statements.

                        FPB BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) General. FPB Bancorp, Inc. operates as a one-bank holding company and owns 100% of First Peoples Bank (the "Bank"), a state (Florida) chartered commercial bank (collectively, the "Company"). The Holding
        Company's only business activity is the operation of the Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Port St. Lucie, Florida.

     In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2002, and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year

(2) Loan Impairment and Credit Losses. No loans were identified as impaired during the three months ended March 31, 2002 or 2001. The activity in the allowance for loan losses was as follows (in thousands):

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                --------------------------
                                                                                                  2002              2001
                                                                                                  ----              ----

                Balance at beginning of period.......................................           $     359              201
                Provision for loan losses............................................                  55               41
                Charge-offs..........................................................                  (5)               -
                                                                                                     ----             ----

                Balance at end of period.............................................           $     409              242
                                                                                                     ====             ====


(3) Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2002, of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                                                                Ratios of        Regulatory
                                                                                                the Bank         Requirement
                                                                                                --------         -----------

              (1) Tier I capital to total average assets...............................             8.49%             4.00%

              (2) Tier I capital to risk-weighted assets...............................            11.55%             4.00%

              (3) Total capital to risk-weighted assets................................            12.70%             8.00%





(4)  Earnings (Loss) Per Share.   Basic and  diluted  earnings  (loss) per share
        is computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not dilutive.

                        FPB BANCORP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Bank's independent certified public accountants, have made a limited review of the financial data as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
FPB Bancorp, Inc.
Port St. Lucie, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the "Company") as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001, and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 (not presented herein); and in our report dated February 4, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
April 22, 2002

                        FPB BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

               Comparison of March 31, 2002 and December 31, 2001


Liquidity and Capital Resources

     The Company's primary sources of cash during the three months ended March 31, 2002 were from net deposit inflow of approximately $9.0 million. Cash was used primarily for net loan originations of $2.9 million. At March 31, 2002, the Company had outstanding commitments to fund existing and new loans of $5.8 million. It is expected that these requirements will be funded from the source described above. At March 31, 2002, the Bank exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

     The following table shows selected information for the periods ended or at the dates indicated:


                                                                                Three Months                        Three Months
                                                                                   Ended            Year Ended          Ended
                                                                                  March 31,        December 31,        March 31,
                                                                                    2002               2001              2001
                                                                                    ----               ----              ----

        Average equity as a percentage
           of average assets.....................................                   8.96%              12.36%            13.71%

        Equity to total assets at end of period..................                   8.48%               9.81%            13.24%

        Return on average assets (1).............................                    .07%              (.14)%           (0.05)%

        Return on average equity (1).............................                    .78%             (1.17)%           (0.38)%

        Noninterest expenses to average assets (1)...............                   3.84%               4.60%             4.64%

        Nonperforming loans and foreclosed real estate to
           total assets at end of period.........................                    NIL                 NIL               NIL


        -----------------------------

        (1) Annualized for the three months ended March 31, 2002 and 2001.

                        FPB BANCORP, INC. AND SUBSIDIARY

Results of Operations

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.


                                                                          Three Months Ended March 31,
                                                   ----------------------------------------------------------------------------
                                                                   2002                                  2001
                                                   -----------------------------------     ------------------------------------
                                                                 Interest     Average                    Interest      Average
                                                     Average        and       Yield/         Average       and         Yield/
                                                     Balance     Dividends     Rate          Balance     Dividends      Rate
                                                     -------     ---------     ----          -------     ---------      ----
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans ......................................    $  33,873        644        7.60%       $  19,599        454         9.27%
   Securities..................................        5,264         66        5.02            5,827        103         7.07
   Other (1)...................................        4,173         17        1.63            3,248         44         5.42
                                                      ------       ----                      -------       ----

     Total interest-earning assets.............       43,310        727        6.71           28,674        601         8.38
                                                                    ---                                     ---

Noninterest-earning assets.....................        2,325                                   1,777
                                                     -------                                 -------

     Total assets..............................    $  45,635                               $  30,451
                                                     =======                                 =======

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
     accounts..................................       11,897         62        2.08            7,033         63         3.58
   Time deposits...............................       20,954        210        4.01           12,901        205         6.36
   Other (2)...................................          503          1         .80                -          -            -
                                                    --------       ----                     --------      -----

     Total interest-bearing liabilities........       33,354        273        3.27           19,934        268         5.38
                                                                    ---                                     ---

Demand deposits................................        7,545                                   5,812
Noninterest-bearing liabilities................          648                                     530
Stockholders' equity...........................        4,088                                   4,175
                                                      ------                                  ------

     Total liabilities and stockholders' equity    $  45,635                               $  30,451
                                                      ======                                 =======

Net interest income............................                 $   454                                 $   333
                                                                    ===                                     ===

Interest-rate spread (3).......................                                3.44%                                    3.00%
                                                                               =====                                    =====

Net interest margin (4)........................                                4.19%                                    4.65%
                                                                               =====                                    =====

Ratio of average interest-earning assets to
   average interest-bearing liabilities........         1.30                                    1.44
                                                        ====                                   =====

-----------------------------------------

(1) Includes federal funds sold, dividends from Federal Home Loan Bank stock, time deposit and interest-bearing deposits with banks.
(2)  Includes Federal Home Loan Bank advances and notes payable.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                        FPB BANCORP, INC. AND SUBSIDIARY

       Comparison of the Three-Month Periods Ended March 31, 2002 and 2001



General. Net earnings for the three months ended March 31, 2002, were $8,000 or $.02 per basic and diluted share compared to net losses of $4,000 or $.01 per basic and diluted share for the period ended March 31, 2001. This increase in the Company's net earnings was primarily due to an increase in net interest income which was partially offset by an increase in noninterest expense, both due to the overall growth of the Company.

Interest Income. Interest income increased to $727,000 for the three months ended March 31, 2002 from $601,000 for the three months ended March 31, 2001. Interest income on loans increased $644,000 due primarily to an increase in the average loan portfolio balance for the three months ended March 31, 2002, partially offset by a decrease in the average yield from 9.27% for the three months ended March 31, 2001 to 7.60% for the three months ended March 31, 2002. Interest on securities decreased to $66,000 due primarily to a decrease in the average securities portfolio as well as a decrease in the average yield during the three months ended March 31, 2002.

Interest Expense. Interest expense on deposit accounts increased to $272,000 for the three months ended March 31, 2002, from $268,000 for the three months ended March 31, 2001. Interest expense increased primarily because of an increase in the average balance, partially offset by a decrease in the average rate paid on deposits during 2002.

Provision  for  Loan  Losses.  The  provision  for loan  losses  is  charged  to operations  to bring the total  allowance  to a level  deemed  appropriate  by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 2002, was $55,000 compared to $41,000 for the same period in 2001. The increase in the provision for loan losses in 2002 is primarily due to the increased portfolio balance in 2002. Management believes the balance in the allowance for loan losses of $409,000 at March 31, 2002, is adequate.

Noninterest Income. Total noninterest income decreased by $1,000 from $55,000 for the three months ended March 31, 2001, to $54,000 for the three months ended March 31, 2002.

Noninterest Expenses. Total noninterest expenses increased to $438,000 for the three months ended March 31, 2002 from $353,000 for the three months ended March 31, 2001, primarily due to an increase in employee compensation and benefits of $47,000 and an increase in data processing expense of $21,000 all due to the continued growth of the Company.

Income Taxes. The income tax expense for the three months ended March 31, 2002, was $7,000 (an effective rate of 46.7%) compared to an income tax benefit of $2,000 (an effective rate of 33.3%) for the three months ended March 31, 2001. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

                        FPB BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings

There are no material pending legal proceeding to which the Company is a party or to which any of their property is subject.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits were previously filed as a part of the Company's Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000.

   Exhibit No.      Description of Exhibit
   -----------      ----------------------

   * 3.1            Articles of Incorporation

   * 3.2            Bylaws

   * 4.1 Specimen copy of certificate evidencing shares of the Company's common capital stock, $0.01 par value

   * 4.2            First Peoples Bank Stock Option Plan dated  January 14, 1999

   * 4.3            Warrant Agreement

     4.4            Non-Qualified Stock Option Agreement

   * 10.1 First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999

     10.2           Employment Agreement for David W. Skiles

(b) Reports on Form 8-K. There were no Form 8-K's filed during the three months ended March 31, 2002.

                        FPB BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FPB BANCORP, INC.
                                     (Registrant)





Date:  May 2002               By:    /s/ David W. Skiles
      --------------------           ----------------------------------------
                                         David W. Skiles, President and Chief
                                         Executive Officer



                                     /s/ Nancy E. Aumack
                                     ----------------------------------------
                                     Senior Vice President and
                                     Chief Financial Officer