Form 10KSB/A
period 2001-12-31
FPB BANCORP INC
filed 2002-05-17
CIK 1162245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

                          Common Stock, $0.01 Par Value
                          -----------------------------
                                (Title of Class)

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

                                FPB BANCORP, INC.
                             PORT ST. LUCIE, FLORIDA

     The undersigned registrant hereby amends Exhibit No. 99.2, "2001 Annual Report to Shareholders" incorporated by reference in Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operation" ("MD&A"), and Item 7. "Financial Statements," of its original Form 10-KSB filed on March 29, 2002. This amendment substitutes a modified MD&A for the MD&A and also substitutes modified Financial Statements for the Financial Statements which were included in our 2001 Annual Report to Shareholders. The purpose of the amendment is to reflect certain changes to our MD&A , as well as certain changes to the notes in our Financial Statements. These changes were requested by representatives of the Securities and Exchange Commission during their review of our SB-2 Registration Statement filed on April 8, 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


May 17, 2002                        By: /s/ David S. Skiles
                                        ----------------------------------------
                                          David S. Skiles,
                                          President and Chief Executive Officer



May 17, 2002                        By:/s/ Nancy E. Aumack,
                                        ----------------------------------------
                                          Nancy E. Aumack,
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                             SELECTED FINANCIAL DATA

December 31, 2001, 2000 and 1999 and the Years Ended  December 31, 2001 and 2000
                     and the Period Ended December 31, 1999
                (Dollars in thousands, except per share figures)


                                                                                   2001          2000          1999
                                                                                   ----          ----          ----
At Year End:

Cash and cash equivalents....................................................   $   2,448         4,380         1,758
Securities...................................................................       5,479         6,987         7,415
Loans, net...................................................................      32,215        17,965         6,530
All other assets.............................................................       1,564         1,200           973
                                                                                ---------     ---------     ---------

     Total assets............................................................   $  41,706        30,532        16,676
                                                                                =========     =========     =========

Deposit accounts.............................................................      33,933        25,814        11,797
All other liabilities........................................................       3,683           574           555
Stockholders' equity.........................................................       4,090         4,144         4,324
                                                                                ---------     ---------     ---------

     Total liabilities and stockholders' equity..............................   $  41,706        30,532        16,676
                                                                                =========     =========     =========

For the Year:

Total interest income........................................................   $   2,519         1,755           472
Total interest expense.......................................................       1,046           815           172
                                                                                ---------     ---------     ---------

Net interest income..........................................................       1,473           940           300

Provision for loan losses....................................................         202           162            60
                                                                                ---------     ---------     ---------

Net interest income after provision for loan losses..........................       1,271           778           240
                                                                                ---------     ---------     ---------

Noninterest income...........................................................         214           141            30
Noninterest expenses.........................................................       1,557         1,282           780
                                                                                ---------     ---------     ---------

Loss before income tax credit................................................         (72)         (363)         (510)
Income tax credit............................................................         (23)         (136)         (173)
                                                                                ---------     ---------     ---------

Net loss.....................................................................   $     (49)         (227)         (337)
                                                                                =========     =========     =========

Net loss per share...........................................................   $    (.10)         (.46)         (.69)
                                                                                =========     =========     =========

Weighted-average number of shares outstanding................................     489,410       489,410       489,410
                                                                                =========     =========     =========

Ratios and Other Data:

Return on average assets.....................................................       (.14%)        (.93%)       (3.94%)
Return on average equity.....................................................       (1.17%)       (5.40%)      (10.50%)
Average equity as a percentage of average assets.............................       12.36%        17.19%        37.50%
Interest-rate spread during the period.......................................        3.27%         2.40%         2.96%
Net yield on average interest-earning assets.................................        4.59%         4.13%         3.95%
Noninterest expenses to average assets.......................................        4.60%         5.24%         9.12%
Ratio of average interest-earning assets to average
     interest-bearing liabilities............................................        1.40          1.48          1.43
Nonperforming loans and foreclosed real estate as a percentage of
     total assets at end of year.............................................         NIL           NIL           NIL
Allowance for loan losses as a percentage
     of total loans at end of year...........................................        1.10%         1.11%          .91%
Total number of banking offices..............................................           1             1             1
Total shares outstanding at end of year......................................     489,410       489,410       489,410
Book value per share at end of year..........................................   $    8.36     $    8.47     $    8.83


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  December 31, 2001 and 2000 and for the Years Ended December 31, 2001 and 2000


General

     FPB Bancorp, Inc. is a bank holding company. FPB Bancorp owns 100% of First Peoples Bank.

     First Peoples is a bank whose deposits are insured by the Federal Deposit Insurance Corporation. First Peoples provides a variety of banking services to small businesses and residents and individuals in St. Lucie County and Northern Martin County, Florida. At December 31, 2001, FPB Bancorp had total consolidated assets of $41.7 million and total consolidated stockholders' equity of $4.1 million.

Regulation and Legislation

     As a bank holding company FPB Bancorp is regulated by the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, First Peoples is subject to extensive regulation by the Florida Department of Banking and Finance and the Federal Deposit Insurance Corporation. First Peoples files reports with the Florida Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida Department and the FDIC to monitor our compliance with the various regulatory requirements.

Critical Accounting Policies

     FPB Bancorp's financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied by us is that related to the valuation of the loan portfolio.

     A variety of estimates impact carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

     The allowance for loan losses is management's most difficult and subjective judgment. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of our regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in the interest rate environment, which may impact a borrower's ability to pay, legislation impacting the banking industry and economic conditions specific to Port St. Lucie, Florida. Because the calculation of the allowance for loan losses relies on management's estimates and judgments relating to inherently uncertain events, results may differ from management's estimates.

     The allowance for loan losses is also discussed elsewhere in this prospectus and in Note 3 to the consolidated financial statements. Our significant accounting policies are discussed in Note 1 to the consolidated financial statements.

Credit Risk

     FPB Bancorp's primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of FPB Bancorp. While underwriting guidelines have been instituted and credit review procedures have been put in place to protect FPB Bancorp from avoidable credit losses, some losses will inevitably occur. At December 31, 2001, FPB Bancorp had no nonperforming assets and has minimal charge-off experience.

     FPB Bancorp conducts an ongoing evaluation of their loan portfolio. The evaluation includes determination of allowances established on specific loans, general allowances based on industry standards due to the limited historical loan loss experience of the bank, and allowances based on general economic conditions and other risk factors in their market. The evaluation also includes a review of individual loans that are contractually past due, on nonaccrual status, and restructured. A formal evaluation is prepared each month to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. Management believes the allowance can be allocated by category only on an approximate basis.

The following table sets forth the composition of FPB Bancorp's loan portfolio at December 31, (dollars in thousands):

                                                  2001                 2000                  1999
                                         ------------------    -------------------    -----------------
                                                       % of                   % of                  % of
                                           Amount     Total      Amount      Total      Amount     Total
                                           ------     -----      ------      -----      ------     -----

   Commercial......................      $ 11,667     35.82%   $  6,037      33.28%   $  2,904     44.27%
   Commercial real estate..........        11,192     34.36       6,420      35.40       1,936     29.52
   Consumer........................         8,472     26.01       5,393      29.73       1,587     24.20
   Residential real estate.........         1,241      3.81         289       1.59         132      2.01
                                            -----      ----         ---       ----         ---      ----


   Total...........................        32,572    100.00%     18,139     100.00%      6,559    100.00%

   Less:
     Deferred fees.................             2                    27                     31
    Allowance for loan losses......          (359)                 (201)                   (60)
                                            -----      ----         ---       ----         ---      ----

    Loans, net.....................      $ 32,215              $ 17,965               $  6,530
                                         ========              ========               ========


     The following table presents information regarding our total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at December 31, (dollars in thousands):

                                                 2001                       2000                       1999
                                         ---------------------      ---------------------      ---------------------
                                                      Loans to                   Loans to                   Loans to
                                                       Total                      Total                      Total
                                           Amount      Loans          Amount      Loans          Amount      Loans
                                           ------      -----          ------      -----          ------      -----

   Commercial loans................      $    116        35.82%     $     75        33.28%     $     19        44.27%
   Commercial real estate loans....           108        34.36            52        35.40            21        29.52
   Residential real estate loans...             6         3.81            10         1.59             1         2.01
   Consumer loans..................           129        26.01            64        29.73            19        24.20
                                              ---        -----            --        -----            --        -----


   Total allowance for loan losses.      $    359       100.00%     $    201       100.00%     $     60        100.0%
   --------------------------------           ---       ------           ---       ------            --        -----


   The allowance for loan losses as a
     Percentage of total loans outstanding                1.10%                      1.11%                       .91%
                                                          ====                       ====                        ===

     The following table sets forth activity in FPB Bancorp's allowance for loan losses for the specified periods:


                                                                                  At or for the Year Ended
                                                                                         December 31
                                                                                         -----------
                                                                                      2001         2000
                                                                                      ----         ----
                                                                                   (Dollars in thousands)
Allowance for loan losses beginning of year................................         $   201      $    60
Charged-off loans:
     Commercial loans......................................................              35           21
     Commercial real estate loans..........................................               -            -
     Residential real estate loans.........................................               -            -
     Consumer loans........................................................               9            -
                                                                                       ----         ----

         Total charged-off loans...........................................              44           21
Recoveries on loans previously charged off:
     Commercial loans......................................................               -            -
     Commercial real estate loans..........................................               -            -
     Residential real estate loans.........................................               -            -
     Consumer loans........................................................               -            -
                                                                                       ----         ----
         Total recoveries..................................................               -            -
                                                                                       ----         ----
         Net charge-offs...................................................              44           21
Provision for loan losses..................................................             202          162
                                                                                       ----         ----
Allowance for loan losses end of year......................................             359          201
                                                                                       ====         ====
Ratio of net charge-offs to average loans outstanding......................             .18%         .18%
                                                                                       ====         ====


Liquidity and Capital Resources

     FPB Bancorp's primary source of cash during the year ended December 31, 2001, was from the proceeds from net deposit inflows of $8.2 million. Cash was used primarily to purchase securities and to originate loans. At December 31, 2001, we had outstanding commitments to originate loans totaling $4.7 million. At December 31, 2001, First Peoples exceeded its regulatory liquidity requirements. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by First Peoples and its local competitors. First Peoples generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. First Peoples will adjust rates on interest bearing deposits to attract or retain deposits as needed.

     Investment Securities. The following table sets forth the carrying value of our securities portfolio at December 31 (in thousands):


                                                                                                    2001        2000
                                                                                                    ----        ----
     Securities available for sale:
         U.S. Treasury securities............................................................     $     -     $ 1,996
         U.S. Government agency securities...................................................       3,481       4,991
         Mortgage-backed securities..........................................................       1,015           -
                                                                                                    ------      ------

                                                                                                  $ 4,496     $ 6,987
                                                                                                    ======      ======
     Securities held to maturity-
         Mortgage-backed securities..........................................................     $   963     $     -
                                                                                                    ======      ======


     The  following  table  sets  forth,  by  maturity   distribution,   certain
information pertaining to the securities portfolio as follows (dollars in thousands):

                                                        From One Year      From Five Years
                                  One Year or Less     to Five Years        to Ten Years        Over Ten Years          Total
                                 ------------------   -----------------   -----------------   -----------------   -----------------
                                 Carrying   Average   Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average
                                  Value      Yield      Value    Yield     Value     Yield     Value     Yield     Average   Yield
                                  -----      -----      -----    -----     -----     -----     -----     -----     -------   -----


December 31, 2001:
Securities Available for Sale:
  U.S. Government agency         $     -        - %   $  3,481    5.03%   $     -       - %   $     -       - %   $  3,481    5.03%
    securities                      -----     -----     ------   ------     -----     -----     -----     -----


   Mortgage-backed securities                                                                                        1,015    5.79
                                                                                                                    ------    -----

Total                                                                                                             $  4,496    5.20%
                                                                                                                    ======    =====

Securities Held to Maturity:
   Mortgage-backed securities                                                                                     $    963    5.75%
                                                                                                                    ======    =====

December 31, 2000:
Securities Available for Sale:
   U.S. Treasury securities      $  1,996     5.31%   $     -       - %   $     -       - %   $     -       - %   $  1,996    5.31%

   U.S. Government agency             498     5.61       4,493    7.57          -       -           -       -        4,991    7.35
     securities                     -----     -----     ------   ------     -----     -----     -----     -----     ------    -----

   Total                         $  2,494     5.37%   $  4,493    7.57%   $     -       - %   $     -       - %   $  6,987    6.78%
                                    =====     =====     ======   ======     =====     =====     =====     =====     ======    =====

Regulatory Capital Requirements

     Under FDIC regulations, First Peoples is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity.

     Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital, as defined in the regulations, to risk-weighted assets, also as defined in the regulations, and of Tier I capital to average assets. Management believes, as of December 31, 2001, that First Peoples met all capital adequacy requirements to which it is subject.

                                                                                                    Minimum
                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                   For Capital Adequacy         Prompt Corrective
                                                Actual                    Purposes              Action Provisions
                                          ----------------         --------------------         -----------------
                                          Amount         %         Amount           %           Amount          %
                                                                  (Dollars in thousands)
     As of December 31, 2001:
         Total capital to Risk-
           Weighted assets..........    $ 4,277      13.03%      $ 2,623          8.00%        $ 3,284        10.00%
         Tier I Capital to Risk-
           Weighted Assets..........      3,919      11.94         1,313          4.00           1,970         6.00
         Tier I Capital
           to Total Assets..........      3,919      10.30         1,522          4.00           1,903         5.00

     As of December 31, 2000:
         Total capital to Risk-
           Weighted assets..........      4,044      21.24         1,523          8.00           1,904        10.00
         Tier I Capital to Risk-
           Weighted Assets..........      3,843      20.18           762          4.00           1,142         6.00
         Tier I Capital
           to Total Assets..........      3,843      13.11         1,173          4.00           1,466         5.00

Market Risk

     Market risk is the risk of loss from adverse changes in market prices and rates. FPB Bancorp's market risk arises primarily from interest-rate risk inherent in its loan and deposit-taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 8 of Notes to Consolidated Financial Statements.

     FPB Bancorp does not engage in trading or hedging activities and does not invest in interest-rate derivatives or enter into interest rate swaps. The primary objective in managing interest-rate risk is to maximize earnings and minimize the potential adverse impact of changes in interest rates on FPB Bancorp's net interest income and capital, while adjusting FPB Bancorp's asset-liability structure to obtain the maximum yield-cost spread on that structure. FPB Bancorp relies primarily on our asset-liability structure to manage interest rate risk. However, a sudden and substantial increase in interest rates may adversely impact our earnings, to the extent that the interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent, or on the same basis.

Asset and Liability Structure

     As part of its asset and liability management program, FPB Bancorp has established and implemented various internal asset-liability decision processes, as well as communications and control procedures to aid us in managing our earnings. We believe that these processes and procedures provide FPB Bancorp with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

     The matching of assets and liabilities may be accomplished in part by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as the amount of rate sensitive assets less the amount of rate sensitive liabilities divided by total assets. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

     In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, we continue to monitor asset and liability management policies to better match the maturities and repricing terms of its interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of:

o        emphasizing the origination of adjustable-rate loans;

o        maintaining a stable core deposit base; and

o maintaining a significant portion of liquid assets consisting primarily of cash and short-term securities.

The following table sets forth certain information relating to interest-earning assets and interest-bearing liabilities at December 31, 2001, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

                                                                More             More
                                                     One      than One         than Five
                                                     Year     Year and         Years and       Over
                                                      or      Less than        Less than     Fifteen
                                                     Less    Five Years      Fifteen Years    Years     Total
                                                     ----    ----------      -------------    -----     -----

Mortgage and commercial loans (1):
    Commercial loans..........................   $   8,642   $    1,944       $  1,081       $    -     $ 11,667
    Commercial real estate loans..............       7,408        2,987            797            -       11,192
    Residential mortgage loans................       -              865            376            -        1,241
    Consumer loans............................       1,116        6,077          1,279            -        8,472

         Total loans..........................      17,166       11,873          3,533            -       32,572

Federal funds sold............................         353            -              -            -          353
Securities (2)................................         475        3,481          1,101          502        5,559
Time deposit..................................         100            -              -            -          100

         Total rate-sensitive assets..........   $  18,094   $   15,354       $  4,634       $  502     $ 38,584

Deposit accounts (3):
    Money market deposits.....................   $   6,545   $        -       $      -       $    -     $  6,545
    NOW deposits..............................       1,292            -              -            -        1,292
    Savings deposits..........................       3,419            -              -            -        3,419
    Certificates of deposit...................      11,325        4,587              -            -       15,912

         Total deposit accounts...............      22,581        4,587              -            -       27,168

    Borrowings................................       2,842            -              -            -        2,842

         Total rate-sensitive liabilities.....    $ 25,423   $    4,587       $      -       $    -     $ 30,010

GAP (repricing differences)...................      (7,329)      10,767          4,634          502        8,574

Cumulative GAP................................      (7,329)       3,438          8,072        8,574

Cumulative GAP/total assets...................       (17.57)%      8.24%         19.35%       21.56%

(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Adjustable-rate loans of $16.1 million are scheduled to adjust in one year or less. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2) Securities are scheduled through the maturity dates and include Federal Home Loan Bank stock.
(3) Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the loan portfolio at December 31, 2001 (in thousands):

                                                                        Real
                                                                       Estate
         Years Ending                              Commercial       Construction
         December 31,                                 Loans             Loans
         ------------                                 -----             -----

2002 ...................................             $ 4,167          $    50
2003 ...................................             $ 1,584               72
2004 ...................................             $ 1,315               72
2005-2006 ..............................             $ 1,779              145
2007-2008 ..............................             $ 1,039              145
2009 & beyond ..........................             $ 1,783              477
                                                     -------          -------

Total ..................................             $11,667          $   961
                                                     =======          =======

Of the $8,411 of loans due after 2002, 19.86% of such loans have fixed interest rates and 80.14% have adjustable interest rates.

The following table sets forth total loans originated and repaid during the period ended December 31 (in thousands):

                                                               2001        2000
                                                               ----        ----
Originations:
    Commercial loans.......................................  $ 12,826   $  8,539
    Commercial real estate loans...........................     2,138      4,652
    Residential mortgage loans.............................       687        158
    Consumer loans.........................................     7,782      5,675
                                                             --------   --------

             Total loans originated........................    23,433     19,024

    Principal reductions...................................     9,000      7,444
                                                             --------   --------

    Increase in total loans................................  $ 14,433   $ 11,580
                                                             ========   ========

     The  following  table  shows  the   distribution   of,  and  certain  other
information  relating to deposit  accounts by type  (dollars in  thousands):

                                                                                 At December 31,
                                                              -------------------------------------------------------
                                                                          2001                         2000
                                                              --------------------------      -----------------------

                                                                                 % of                         % of
                                                                 Amount         Deposits      Amount         Deposits

         Demand deposits..................................     $  6,825           20.08%      $  6,298          24.40%
         Money-market deposits............................        6,545           19.25          2,591          10.04
         NOW deposits.....................................        1,292            3.80          1,239           4.80
         Savings deposits.................................        3,419           10.06          2,945          11.40
                                                               ---------          -----        -------          -----

                  Subtotal................................       18,081           53.19         13,073          50.64
                                                               ---------          -----         ------          -----

         Certificate of deposits:
                  1.00% - 1.99%...........................          154             .45              -              -
                  2.00% - 2.99%...........................        1,540            4.53            149            .58
                  3.00% - 3.99%...........................        3,933           11.57              -              -
                  4.00% - 4.99%...........................        4,688           13.79              9            .03
                  5.00% - 5.99%...........................        2,334            6.87            549           2.13
                  6.00% - 6.99%...........................        3,055            8.99         11,484          44.49
                  7.00% - 7.99%...........................          208             .61            550           2.13
                                                               ---------          -----         ------          -----

         Total certificates of deposit (1)................       15,912           46.81         12,741          49.36
                                                               ---------          -----         ------          -----

         Total deposits...................................     $ 33,993          100.00%      $ 25,814         100.00%
                                                               =========         ======         ======         ======

(1) Included individual retirement accounts ("IRAs") totaling $1,058,000 and $907,000 at December 31, 2001 and 2000, all of which are in the form of certificates of deposit.

The following table presents by various interest rate categories the amounts of certificates of deposit at December 31, 2001, which mature during the periods indicated (in thousands):

                                                                            Year Ending December 31,
                                                            ----------------------------------------------------
                                                                2002     2003     2004    2005     2006    Total
                                                                ----     ----     ----    ----     ----    -----

     1.00% - 1.99%......................................... $    154   $    -    $   -    $  -    $  -    $   154
     2.00% - 2.99%.........................................    1,501       39        -       -       -      1,540
     3.00% - 3.99%.........................................    2,685    1,157       91       -       -      3,933
     4.00% - 4.99%.........................................    4,217      355       14       -     102      4,688
     5.00% - 5.99%.........................................    2,131      104       99       -       -      2,334
     6.00% - 6.99%.........................................      529    2,513        -      13       -      3,055
     7.00% - 7.99%.........................................      108      100        -       -       -        208
                                                               -----   ------    -----    ----    ----    -------

     Total certificates of deposit......................... $ 11,325  $ 4,268    $ 204    $ 13    $ 102   $15,912
                                                              ======    =====    =====    ====    =====   =======

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

                                                                 December 31,
                                                                 ------------
                                                                2001      2000
                                                                ----      ----

     Due three months or less...........................      $ 1,153   $   500
     Due over three months to six months................          780       632
     Due over six months to one year....................          918       602
     Due over one year to five years....................        2,188       971
                                                                -----   -------

                                                              $ 5,039   $ 2,705
                                                              =======   =======

Results of Operations

     FPB Bancorp's operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. FPB Bancorp's interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, our net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of our noninterest income, and our noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

     The following table sets forth, for the period indicated, information regarding: (i) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread;
(v) net interest margin. Average balances are based on average daily balances (dollars in thousands).


                                                                  Years Ended December 31,
                                           ----------------------------------------------------------------------
                                                         2001                                  2000
                                           --------------------------------     ---------------------------------
                                                      Interest     Average                  Interest     Average
                                            Average     and         Yield/     Average        and          Yield/
                                            Balance   Dividends       Rate     Balance      Dividends       Rate
                                            -------   ---------       ----     -------      ---------       ----
Interest-earning assets:
     Loans(1)...........................   $ 24,379     2,105         8.63%     $ 11,917    $ 1,102         9.25%
     Securities.........................      4,822       293         6.08         7,907        474         5.99
     Other interest-earning assets (2)..      2,899       121         4.17         2,923        179         6.12
                                           --------   -------                   --------    -------            -

         Total interest-earning assets..     32,100     2,519         7.85        22,747      1,755         7.72
                                                      -------                               -------

Noninterest-earning assets..............      1,729                                1,704
                                           --------                             --------
         Total assets...................   $ 33,829                             $ 24,451
                                           ========                             ========

Interest-bearing liabilities:
     Savings, NOW and money-market
         deposits.......................      7,963       219         2.75         5,870        221         3.76
     Certificates of deposit............     14,622       818         5.59         9,457        594         6.28
     Other borrowings...................        264         9         3.44             -          -            -
                                           --------   -------                   --------    -------
         Total interest-bearing
             liabilities................     22,849     1,046         4.58        15,327        815         5.32
                                                      -------                               -------

Noninterest-bearing liabilities.........      6,799                                4,922
Stockholders' equity....................      4,181                                4,202
                                           --------                             --------
         Total liabilities and
             stockholders' equity.......   $ 33,829                             $ 24,451
                                           ========                             ========

Net interest income.....................              $ 1,473                               $   940
                                                      =======                               =======

Interest-rate spread....................                              3.27%                                 2.40%
                                                                      ====                                  ====

Net interest margin (3).................                              4.59%                                 4.13%
                                                                      ====                                  ====

Ratio of average interest-earning
     assets to average interest-bearing
     liabilities........................       1.40                                 1.48
                                               ====                                 ====

(1)  There were no nonaccruing loans during the periods presented.
(2) Other interest-earning assets included federal funds sold, Federal Home Loan Bank stock and time deposits. (3) Net interest margin is net interest income divided by total interest-earning assets.

Rate/Volume Analysis

     The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

Year Ended December 31, 2001 vs. 2000:
                                                                                      Increase (Decrease) Due to
                                                                                 ------------------------------------

                                                                                                      Rate/
                                                                                  Rate    Volume     Volume     Total
                                                                                  ----    ------     ------     -----
                                                                                             (In thousands)
Interest-earning assets:
    Loans....................................................................    $ (73)  $ 1,152      $(76)   $ 1,003
    Securities...............................................................        7      (185)       (3)      (181)
    Other interest-earning assets............................................      (57)       (1)        -        (58)
                                                                                 -----   -------      ----    -------

      Total..................................................................     (123)      966       (79)       764
                                                                                 -----     -----      ----    -------

Interest-bearing liabilities:
    Deposits:
      Savings, demand, money-market and NOW deposits.........................      (59)       79       (22)        (2)
      Time deposits..........................................................      (65)      324       (35)       224
      Other borrowings.......................................................        -         -         9          9
                                                                                 -----   -------      ----    -------

      Total..................................................................     (124)      403       (48)       231
                                                                                 -----   -------      ----    -------

Net change in net interest income............................................    $   1   $   563      $(31)   $   533
                                                                                 =====   =======      ====    =======


Year Ended December 31, 2000 vs. 1999:
                                                                                       Increase (Decrease) Due to
                                                                                  -----------------------------------
                                                                                                      Rate/
                                                                                  Rate    Volume     Volume     Total
                                                                                  ----    ------     ------     -----
                                                                                             (In thousands)
Interest-earning assets:
    Loans....................................................................   $    9   $   903      $ 57     $  969
    Securities...............................................................       14       232        15        261
    Other interest-earning assets............................................       14        35         4         53
                                                                                ------   -------      ----     ------

      Total..................................................................       37     1,170        76      1,283
                                                                                ------   -------      ----     ------

Interest-bearing liabilities:
    Deposits:
      Savings, demand, money-market and NOW deposits.........................       48        58        35        141
      Time deposits..........................................................       27       369       106        502
                                                                                ------   -------      ----     ------
      Total..................................................................       75       427       141        643
                                                                                ------   -------      ----     ------

Net change in net interest income............................................   $  (38)  $   743      $(65)    $  640
                                                                                ======   =======      ====     ======

Comparison of Years Ended December 31, 2001 and 2000

     General. Net loss for the year ended December 31, 2001, was $49,000 or $.10 per basic and diluted share compared to net loss $227,000 or $.46 per basic and diluted share for the year ended December 31, 2000. This improvement in net operating results was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses and the provision for loan losses, all as a result of our growth.

     Interest Income. Interest income increased to $2.5 million for the year ended December 31, 2001, from $1.8 million for the year ended December 31, 2000. Interest income on loans increased to $2.1 million from $1.1 million due to an increase in the average loan portfolio balance for the year ended December 31, 2001, partially offset by a decrease in the weighted-average yield earned on the portfolio to 8.63% for 2001 from 9.25% for 2000. Interest on securities decreased to $0.3 million due to a decrease in the average securities balance in 2001, partially offset by an increase in the average yield earned from 5.99% in 2000 to 6.08% in 2001. Interest on other interest-earning assets decreased to $0.1 million primarily due to a decrease in the average balance and a decrease in the weighted-average yield earned on those assets.

     Interest Expense. Interest expense increased to $1.0 million in 2001 from $0.8 million in 2000. Interest expense increased due to the $7.3 million growth in average interest-bearing deposits in 2001, despite a decrease in the weighted-average rate paid on deposits.

     Provision for Loan  Losses.  The  provision  for loan losses was charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and the type of lending conducted by FPB Bancorp. In addition, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to market areas, and other factors related to the collectibility of our loan portfolio were considered. The provision for loan losses increased from $162,000 in 2000 to $202,000 in 2001. The increase was due to primarily the $14.4 million increase in the loan portfolio during the year. Management believes that the allowance for loan losses of $359,000 is adequate at December 31, 2001.

     Noninterest Income. Noninterest income increased from $141,000 in 2000 to $214,000 in 2001. This was primarily due to increased service charges on deposit accounts in 2001, compared to 2000.

     Noninterest Expense. Total noninterest expense increased to $1.6 million for the year ended December 31, 2001, compared to $1.3 million in 2000. This was primarily due to increases in employee compensation and benefits and occupancy and equipment expense all due to the overall growth of FPB Bancorp.

     Income Taxes. The income tax benefit was $136,000 (an effective rate of 37.5%) for 2000 compared to a $23,000 (an effective rate of 31.9%) for 2001. It is management's belief that it is more likely than not the benefit and deferred tax asset recognized will be realized in future periods. FPB Bancorp has shown improvement in its operating results and achieved profitability during the three months ended March 31, 2002, primarily as a result of FPB Bancorp's increase in asset size during the year ended December 31, 2001. Due to the increase in its average asset size, FPB Bancorp currently expects this trend to continue in 2002 and beyond, and therefore management believes that no valuation allowance for the realization of the deferred tax asset is necessary.

Impact of Inflation and Changing Prices

     The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Impact of Accounting Pronouncements

     Business Combinations and Goodwill and Other Intangible Assets. On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, " Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     SFAS No. 142 requires that goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

     FPB Bancorp is required to adopt the provisions of SFAS No. 141 immediately. The initial adoption of SFAS No. 141 has no impact on the FPB Bancorp's consolidated financial statements. SFAS No. 142 will be adopted by FPB Bancorp on January 1, 2002. FPB Bancorp currently has no recorded goodwill or intangible assets.

Impairment or Disposal of Long-Lived Assets

     In October of 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and was written to provide a single model for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provision of Accounting Principles Board Opinion No. 30," Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The FPB Bancorp adopted the provision of SFAS No. 144 effective January 1, 2002. The implementation of this statement has not had a material effect on FPB Bancorp's financial position, results of operations or cash flows.

                        FPB BANCORP, INC. AND SUBSIDIARY

                   Index to Consolidated Financial Statements


                                                                           Page
                                                                           ----

Independent Auditors' Report................................................F-2

Consolidated Balance Sheets, December 31, 2001 and 2000.....................F-3

Consolidated Statements of Operations for the Years Ended
         December 31, 2001 and 2000.........................................F-4

Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 2001 and 2000.............................F-5

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2001 and 2000.........................................F-6

Notes to Consolidated Financial Statements for the Years Ended
         December 31, 2001 and 2000 and the Years Then Ended...........F-7-F-22



     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

                          Independent Auditors' Report



Board of Directors
FPB Bancorp, Inc.
Port St. Lucie, Florida:

     We have audited the accompanying consolidated balance sheets of FPB Bancorp, Inc. and Subsidiary (the "Company") at December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
February 4, 2002



                        FPB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                     ($ in thousands, except share amounts)

                                                                                                              At December 31,
                                                                                                              ---------------
     Assets                                                                                              2001                 2000
                                                                                                         ----                 ----
Cash and due from banks ..................................................................            $  2,095                1,494
Federal funds sold .......................................................................                 353                2,886
                                                                                                      --------             --------

              Total cash and cash equivalents ............................................               2,448                4,380

Time deposit .............................................................................                 100                  100
Securities available for sale ............................................................               4,496                6,987
Securities held to maturity ..............................................................                 983                    -
Loans, net of allowance for loan losses of  $359 and $201 ................................              32,215               17,965
Premises and equipment, net ..............................................................                 616                  366
Federal Home Loan Bank stock, at cost ....................................................                  80                   29
Accrued interest receivable ..............................................................                 211                  201
Deferred income taxes ....................................................................                 444                  418
Other assets .............................................................................                 113                   86
                                                                                                      --------             --------

              Total assets ...............................................................            $ 41,706               30,532
                                                                                                      ========             ========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits ..................................................               6,825                6,298
    Savings, NOW and money-market deposits ...............................................              11,256                6,775
    Time deposits ........................................................................              15,912               12,741
                                                                                                      --------             --------

              Total deposits .............................................................              33,993               25,814

    Federal funds purchased ..............................................................               1,500                    -
    Federal Home Loan Bank advance .......................................................               1,000                    -
    Notes payable ........................................................................                 342                    -
    Official checks ......................................................................                 742                  534
    Other liabilities ....................................................................                  39                   40
                                                                                                      --------             --------

              Total liabilities ..........................................................              37,616               26,388
                                                                                                      --------             --------
Commitments and contingencies (Notes 4 and 8)

Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized,
         no shares issued or outstanding .................................................                   -                    -
    Common stock, $.01 par value; 5,000,000 shares authorized,
         489,410 shares issued and outstanding ...........................................                   5                    5
    Additional paid-in capital ...........................................................               4,846                4,846
    Accumulated deficit ..................................................................                (761)                (712)
    Accumulated other comprehensive income ...............................................                   -                    5
                                                                                                      --------             --------

              Total stockholders' equity .................................................               4,090                4,144
                                                                                                      --------             --------

              Total liabilities and stockholders' equity .................................            $ 41,706               30,532
                                                                                                      ========             ========

See Accompanying Notes to Consolidated Financial Statements.



                        FPB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                     ($ in thousands, except share amounts)
                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                                          2001                2000
                                                                                          ----                ----
Interest income:
    Loans.......................................................................       $    2,105              1,102
    Securities..................................................................              293                474
    Other.......................................................................              121                179
                                                                                       ----------           --------

              Total interest income.............................................            2,519              1,755
                                                                                       ----------           --------

Interest expense:
    Deposits  ..................................................................            1,037                815
    Other.......................................................................                9                  -
                                                                                       ----------           --------


              Total interest expense............................................            1,046                815
                                                                                       ----------           --------

Net interest income.............................................................            1,473                940

              Provision for loan losses.........................................              202                162
                                                                                       ----------           --------

Net interest income after provision for loan losses.............................            1,271                778
                                                                                       ----------           --------

Noninterest income:
    Service charges and fees on deposit accounts................................              179                122
    Other fees..................................................................               22                 15
    Other.......................................................................               13                  4
                                                                                       ----------           --------

              Total noninterest income..........................................              214                141
                                                                                       ----------           --------

Noninterest expenses:
    Salaries and employee benefits..............................................              654                537
    Occupancy and equipment.....................................................              322                259
    Advertising.................................................................               68                 82
    Professional fees...........................................................              114                 68
    Data processing.............................................................              111                 62
    Insurance expense...........................................................               24                 28
    Supplies  ..................................................................               45                 25
    Other.......................................................................              219                221
                                                                                       ----------           --------

              Total noninterest expenses........................................            1,557              1,282
                                                                                       ----------           --------

Loss before income tax benefit..................................................              (72)              (363)

    Income tax benefit..........................................................              (23)              (136)
                                                                                       ----------           --------

Net loss .......................................................................       $      (49)             (227)
                                                                                       ==========           ========

Loss per share basic and diluted................................................       $     (.10)              (.46)
                                                                                       ==========           ========

Weighted-average number of shares, basic and diluted............................          489,410            489,410
                                                                                       ==========           ========


See Accompanying Notes to Consolidated Financial Statements.



                        FPB BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                     Years Ended December 31, 2001 and 2000
                     ($ in thousands, except share amounts)



                                                                                                     Accumulated
                                                                                                        Other
                                                                                                       Compre-
                                            Common Stock            Additional                         hensive          Total
                                        ---------------------         Paid-In     Accumulated          Income       Stockholders'
                                        Shares         Amount         Capital        Deficit           (Loss)          Equity
                                        ------         ------       -----------   --------------     -----------    -------------

Balance at December 31, 1999........    489,410         $ 5            4,846          (485)              (42)           4,324
                                                                                                                    -------------

Comprehensive income (loss):

         Net loss...................       -              -              -            (227)                -             (227)

         Net unrealized gain on
             securities available
             for sale, net of
             tax of $27.............       -              -              -               -                47               47
                                                                                                                    -------------

         Comprehensive income
             (loss).................                                                                                     (180)
                                        -------        ------       -----------   --------------     -----------    -------------

Balance at December 31, 2000........    489,410           5            4,846          (712)                5            4,144
                                                                                                                    -------------

Comprehensive income (loss):

         Net loss...................       -               -             -             (49)                -              (49)

         Net unrealized gain on
             securities available
             for sale, net of
             tax of $3..............       -               -             -               -                (5)              (5)
                                                                                                                    -------------

         Comprehensive income
             (loss).................                                                                                      (54)
                                        -------        ------       -----------   --------------     -----------    -------------

Balance at December 31, 2001........    489,410        $  5            4,846          (761)                -            4,090
                                        =======        ======       ===========   ==============     ===========    =============



See Accompanying Notes to Consolidated Financial Statements.



                        FPB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                                                            Year Ended December 31,
                                                                                                            -----------------------
                                                                                                            2001               2000
                                                                                                            ----               ----
Cash flows from operating activities:
    Net loss ...................................................................................         $    (49)             (227)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Depreciation ..........................................................................               92                81
         Provision for loan losses .............................................................              202               162
         Credit for deferred income taxes ......................................................              (23)             (136)
         Net amortization of loan fees .........................................................               14                34
         Net amortization of securities ........................................................              (18)               (9)
         Increase in accrued interest receivable ...............................................              (10)             (113)
         Increase in other assets ..............................................................              (27)              (34)
         Increase in official checks and other liabilities .....................................              207                20
                                                                                                         --------          --------

                  Net cash provided by (used in) operating activities ..........................              388              (222)
                                                                                                         --------          --------

Cash flows from investing activities:
    Purchase of securities available for sale ..................................................           (5,122)           (2,487)
    Purchase of securities held to maturity ....................................................           (1,004)                -
    Maturities and calls of securities available for sale ......................................            7,500                 -
    Principal payments of securities available for sale ........................................              124             2,997
    Principal payments of held to maturity securities ..........................................               20                 -
    Net increase in loans ......................................................................          (14,466)          (11,631)
    Purchase of Federal Home Loan Bank stock ...................................................              (51)                -
    Purchase of premises and equipment .........................................................             (342)              (52)
                                                                                                         --------          --------

                  Net cash used in investing activities ........................................          (13,341)          (11,173)
                                                                                                         --------          --------

Cash flows from financing activities:
    Net increase in deposits ...................................................................            8,179            14,017

    Increase in other borrowings ...............................................................            1,500                 -
    Increase in Federal Home Loan Bank advance .................................................            1,000                 -
    Increase in notes payable ..................................................................              342                 -
                                                                                                         --------          --------


                  Net cash provided by financing activities ....................................           11,021            14,017

Net (decrease) increase in cash and cash equivalents ...........................................           (1,932)            2,622

Cash and cash equivalents at beginning of period ...............................................            4,380             1,758
                                                                                                         --------          --------

Cash and cash equivalents at end of period .....................................................         $  2,448             4,380
                                                                                                         ========          ========

Supplemental disclosure of cash flow information: Cash paid during the year for:
         Interest ..............................................................................         $  1,033               807
                                                                                                         ========          ========

         Income taxes ..........................................................................         $      -                 -
                                                                                                         ========          ========
    Noncash transactions:
         Accumulated other comprehensive income (loss),
              change in unrealized gain or loss on securities
              available for sale, net of tax ...................................................         $     (5)               47
                                                                                                         ========          ========

See Accompanying Notes to Consolidated Financial Statements.

                        FPB BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 2001 and 2000 and the Years Then Ended


(1)  Summary of Significant Accounting Policies
     Organization.  FPB Bancorp, Inc. (the "Holding Company") owns 100% of First
        Peoples Bank (the "Bank") (collectively referred to as the "Company"). On October 17, 2001, the Bank's stockholders approved a plan of corporate reorganization under which the Bank would become a wholly-owned subsidiary of the Holding Company. On December 3, 2001, the Holding Company became effective and all of the Bank's stockholders exchanged their common shares for shares of the Holding Company. As a result, 489,410 shares of previously issued common shares of the Bank were exchanged for 489,410 common shares of the Holding Company. The book value per share of the Bank stock is identical to the book value per share of the Holding Company stock after the exchange. The Holding Company's acquisition of the Bank has been accounted for using a method similar to a pooling of interests and, accordingly, the financial data for periods presented include the results of the Bank. The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank.

        The Bank is a state (Florida)-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Port St. Lucie, Florida.

        The following is a description of the significant accounting policies and practices followed by the Company, which conform with the accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

     Basis of Presentation. The consolidated financial statements include the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Useof  Estimates.   In  preparing   consolidated  financial  statements  in
        conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

     Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, both of which mature within ninety days.

                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

(1)  Summary of Significant Accounting Policies, Continued
     Securities. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in other comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

     Loans. Loans management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs.

        Commitment fees, loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

        The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

        All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.


                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

(1)  Summary of Significant Accounting Policies, Continued
     Allowance for Loan Losses, Continued. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

     Premises and Equipment. Land is stated at cost. Leasehold improvements and furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the shorter of the lease term or the estimated useful life of each type of asset. Leasehold improvements are being amortized using estimated lives of five to fifteen years. Furniture, fixtures and equipment are being depreciated using estimated lives of three to fifteen years.

     Transfer of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

     Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized.


                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

(1)  Summary of Significant Accounting Policies, Continued
     Stock-Based  Compensation.  Statement  of  Financial  Accounting  Standards
        (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Bank's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net loss and loss per share and other disclosures, as if the fair value based method of accounting had been applied.

     Off-Balance-Sheet  Instruments.  In the  ordinary  course of  business  the
        Company has entered into off-balance-sheet financial instruments consisting of unfunded loan commitments, available lines of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

     Loss Per Share. Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding. Outstanding stock options and warrants are not dilutive due to the net loss incurred by the Company.

     Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments disclosed herein:

         Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate their fair value.

         Securities. Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

         Federal Home Loan Bank Stock. Fair value of the Bank's investment in Federal Home Loan Bank stock is based on its redemption value, which is its cost of $100 per share.

         Deposit Liabilities. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

(1)  Summary of Significant Accounting Policies, Continued
     Fair Values of Financial Instruments, Continued.

         Borrowings. The carrying amount of federal funds purchased approximate their fair values. Fair values of advances from the Federal Home Loan Bank are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowings.

         Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

     Advertising. The Company expenses all media advertising as incurred.

     Comprehensive Income (Loss). Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income
        (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net loss, are components of comprehensive income (loss).

     Reclassification. Certain amounts in the 2000 financial statements have been reclassified to conform with 2001 presentation.



                        FPB BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(2)  Securities
     Securities have been classified according to management's intent. The carrying amount of securities and their fair values are as follows (in thousands):

                                                                                    Gross          Gross
                                                                   Amortized     Unrealized     Unrealized        Fair
                                                                      Cost          Gains         Losses         Value
                                                                      ----          -----         ------         ------
         At December 31, 2001:
           Securities available for sale:
              U.S. Government agency securities...............      $ 3,478           35             (32)         3,481
              Mortgage-backed securities......................        1,018            8             (11)         1,015
                                                                      -----          ---             ---          -----

                  Total securities available for sale.........      $ 4,496           43             (43)         4,496
                                                                      =====          ===             ===          =====

           Securities held to maturity-
              Mortgage-backed securities......................      $   983            -             (20)           963
                                                                      =====          ===             ===          =====

         At December 31, 2000:
           Securities available for sale:
              U.S. Treasury securities........................        1,998            -              (2)         1,996
              U.S. Government agency securities...............        4,981           10               -          4,991
                                                                      -----          ---             ---          -----

                  Total securities available for sale.........      $ 6,979           10              (2)         6,987
                                                                      =====          ===             ===          =====

     There were no sales of securities in 2001 or 2000.

     The scheduled maturities of securities at December 31, 2001 are as follows (in thousands):


                                                                    Available for Sale              Held to Maturity
                                                                   Amortized       Fair          Amortized         Fair
                                                                     Cost         Value            Cost           Value
                                                                   ---------      -----          ---------        -----

              U.S. Government agency securities due
                  from one to five years......................      $ 3,478        3,481               -              -
              Mortgage-backed securities......................        1,018        1,015             983            963
                                                                      -----        -----             ---            ---

                                                                    $ 4,496        4,496             983            963
                                                                      =====        =====             ===           ====

     At December 31, 2001 securities with a carrying value of $1,279,000 were pledged to the State of Florida as collateral for public funds. There were no securities pledged as collateral for public funds at December 31, 2000.


                                                                     (continued)



                        FPB BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(3)  Loans
     The components of loans are as follows (in thousands):

                                                                                                        At December 31,
                                                                                                        ---------------
                                                                                                2001                          2000
                                                                                                ----                          ----

Commercial ...............................................................                    $ 11,667                        6,037
Commercial real estate ...................................................                      10,231                        5,668
Construction loans .......................................................                         961                          752
Consumer .................................................................                       8,472                        5,393
Residential real estate ..................................................                       1,241                          289
                                                                                              --------                     --------

             Total loans .................................................                      32,572                       18,139

Add (deduct):
    Deferred loan fees, net ..............................................                           2                           27
    Allowance for loan losses ............................................                        (359)                        (201)
                                                                                              --------                     --------

Loans, net ...............................................................                    $ 32,215                       17,965
                                                                                              ========                     ========

     An analysis of the change in the allowance for loan losses follows (in thousands):

                                                                                                   2001                        2000
                                                                                                   ----                        ----

Beginning balance ..........................................................                      $ 201                          60
Provision for loan losses ..................................................                        202                         162
Charge-offs ................................................................                        (44)                        (21)
Recoveries .................................................................                          -                           -
                                                                                                  -----                       -----

Ending balance .............................................................                      $ 359                         201
                                                                                                  =====                       =====

     The Company had no impaired loans in 2001 or 2000.

(4)  Premises and Equipment
     A summary of premises and equipment follows (in thousands):

                                                                                                              At December 31,
                                                                                                              ---------------
                                                                                                       2001                    2000
                                                                                                       ----                    ----

Land, future branch location .........................................................                 $ 305                      -
Leasehold improvements ...............................................................                   102                     97
Furniture, fixtures and equipment ....................................................                   424                    392
                                                                                                       -----                  -----

    Total, at cost ...................................................................                   831                    489

    Less accumulated depreciation and amortization ...................................                  (215)                  (123)
                                                                                                       -----                  -----

    Premises and equipment, net ......................................................                 $ 616                    366
                                                                                                       =====                  =====

                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

(4)  Premises and Equipment, Continued
     The Company currently leases its banking facility under an operating lease.
        The lease expires in 2014 with renewal options of two five year terms. Annual rental expense increases based on the consumer price index. Rent expense under the operating lease during the years ended December 31, 2001 and 2000 was $107,000 and $101,000, respectively. The Company also has a purchase option which expires in 2003. The future minimum lease payments are approximately as follows (in thousands):

              Year Ending                                           Amount
              -----------                                           ------

              2002............................................      $  102
              2003............................................         103
              2004............................................         105
              2005............................................         107
              2006............................................         110
              Thereafter......................................         862
                                                                    ------

                                                                    $1,389
                                                                    ======

(5)  Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $5,039,000 and $2,705,000 at December 31,
        2001 and 2000, respectively.

     A  schedule of maturities of time deposits follows (in thousands):

     Year Ending
     December 31,                                                   Amount
     ------------                                                   ------

         2002..............................................       $ 11,325
         2003..............................................          4,268
         2004..............................................            204
         2005..............................................             13
                                                                         -
         2006..............................................            102
                                                                  --------

                                                                  $ 15,912

(6) Federal Home Loan Bank Advance
     At December 31, 2001, a Federal Home Loan Bank ("FHLB") advance in the amount of $1,000,000 was outstanding. The advance bears interest at a floating rate based on the FHLB Atlanta overnight deposit rate +.30% (currently 1.83%) and matures on December 20, 2002. There were no advances outstanding at December 31, 2000. The advance is collateralized by securities available for sale with a carrying value of $2,363,503 at December 31, 2001 and all the Company's FHLB stock.


                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

(7)  Notes Payable
     In October 2001, the Holding Company  obtained a term loan and an unsecured line of credit in the amounts of $305,000 and $100,000, respectively. The notes bear interest at a rate of prime minus 1% (currently 3.75%) which is payable monthly. The notes mature October 9, 2002. The term loan is collateralized by land with a carry value of $305,000. At December 31, 2001, the term loan and line of credit balance outstanding were $305,000 and $37,000, respectively.

(8) Financial Instruments
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are unfunded loan commitments, available lines of credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

     Commitments to extend  credit are  agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Because some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit, is based on management's credit evaluation of the counterparty. Standby letters of credit and conditional commitments are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that included in extending loans to customers.

     The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                               At December 31, 2001            At December 31, 2000
                                                             -----------------------         -------------------------
                                                             Carrying          Fair          Carrying           Fair
                                                              Amount           Value          Amount          Value
                                                              ------         ---------        ------         ----------
    Financial assets:
         Cash and cash equivalents.....................     $  2,448          2,448            4,380            4,380
         Time deposit..................................          100            100              100              100
         Securities available for sale.................        4,496          4,496            6,987            6,987
         Securities held to maturity...................          983            963                -                -
         Loans, net....................................       32,215         32,729           17,965           17,892
         Federal Home Loan Bank stock..................           80             80               29               29
         Accrued interest receivable...................          211            211              201              201

    Financial liabilities:
         Deposit liabilities...........................       33,993         34,269           25,814           25,942
         Federal funds purchased.......................        1,500          1,500                -                -
         Federal Home Loan Bank advance................        1,000          1,000                -                -
         Notes payable.................................          342            342                -                -


                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

(8) Financial Instruments, Continued
    Standby letters of credit and commitments to extend credit  typically result in loans with a market interest rate when funded. The carrying amount approximates fair value. A summary of Company's financial instruments with off balance sheet risk at December 31, 2001 follows (in thousands):

                                                                                       Estimated
                                                                        Carrying         Fair
                                                                         Amount          Value
                                                                         ------          -----


              Standby letters of credit of $153...............             -               -
                                                                        =======         =======

              Unfunded loan commitments of $4,671.............             -               -
                                                                        =======         =======

              Available lines of credit of $2,229.............             -               -
                                                                        =======         =======

(9)  Credit Risk
     The Company grants the majority of its loans to borrowers throughout the Port St. Lucie, Florida area. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy in Port St. Lucie, Florida.

(10)  Income Taxes
     The income tax benefit consisted of the following (in thousands):

                                                                                    Years Ended December 31,
                                                                                    ------------------------
                                                                                    2001               2000
                                                                                    ----               ----
      Deferred:
          Federal  .......................................................         $(20)               (116)
          State...........................................................           (3)                (20)
                                                                                   ----                ----

                   Total deferred.........................................         $(23)               (136)
                                                                                   ====                ====

     The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                         2001                       2000
                                                                       --------                   --------
                                                                         % of                       % of
                                                                         Pretax                    Pretax
                                                             Amount      Loss            Amount     Loss
                                                             -------   --------          ------   --------

     Income tax benefit at statutory rate................    $ (25)      (34)%           $(123)     (34)%
     (Increase) decrease resulting from:
         State taxes, net of Federal tax benefit.........       (2)       (3)              (13)      (4)
         Other...........................................        4         5                 -        -
                                                             -----      ----             -----     -----

                                                             $ (23)      (32)%           $(136)     (38)%
                                                             =====      ====             =====     ====

                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(10)  Income Taxes, Continued
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

                                                                                                                At December 31,
                                                                                                                ---------------
                                                                                                           2001                 2000
                                                                                                           ----                 ----
Deferred tax asset:
    Net operating loss carryforwards .....................................................                 $448                  438
    Organizational and preopening costs ..................................................                   71                   93
    Allowance for loan losses ............................................................                   55                   22
                                                                                                           ----                 ----

             Deferred tax assets .........................................................                  574                  553
                                                                                                           ----                 ----

Deferred tax liabilities:
    Accrual to cash adjustment ...........................................................                  110                  113
    Accumulated depreciation .............................................................                   20                   19
    Unrealized gain on securities available for sale .....................................                    -                    3
                                                                                                           ----                 ----

             Deferred tax liabilities ....................................................                  130                  135
                                                                                                           ----                 ----

             Net deferred tax asset ......................................................                 $444                  418
                                                                                                           ====                 ====

     At December 31, 2001, the Company has the following approximate net operating loss carryforwards available to offset future taxable income (in thousands):

              Expiration

                  2018........................................         $       5
                  2019........................................               540
                  2020........................................               619
                  2021........................................                25
                                                                       ---------

                                                                       $   1,189
                                                                       =========

                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

(11)  Related Party Transactions
     Loans to officers and directors of the Company and entities in which they hold a financial interest were as follows (in thousands):

                                                      2001                 2000
                                                      ----                 ----

Balance at beginning of year ................       $   679                 201
Borrowings                                              962                 525
Repayments                                             (415)                (47)
                                                    -------             -------

Balance at end of year ......................       $ 1,226                 679
                                                    =======             =======

(12)  Stock Options
     The Company established an Incentive Stock Option Plan for officers and employees of the Company and reserved 97,882 shares of common stock for the plan. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options vest 33.3% during the second and third year, respectively, after grant and are fully exercisable during the fourth year after the grant date. The options must be exercised within ten years from the date of grant.

    A summary of stock option follows:

                                                                                 Range
                                                                                of Per       Weighted-
                                                                                 Share        Average      Aggregate
                                                                  Number of     Option       Per Share      Option
                                                                   Shares        Price        Price         Price
                                                                   ------     -----------   ----------   ------------

              Outstanding at December 31, 1999................     93,030      $ 10.00         10.00          930,300
              Granted.........................................        350        10.00         10.00            3,500
              Forfeited.......................................     (1,700)       10.00         10.00          (17,000)
                                                                   ------                                     -------

              Outstanding at December 31, 2000................     91,680        10.00         10.00          916,800
              Granted.........................................      2,000        10.00         10.00           20,000
              Forfeited.......................................     (1,750)       10.00         10.00          (17,500)
                                                                  -------                                     -------

              Outstanding at December 31, 2001................     91,930      $ 10.00         10.00          919,300
                                                                   ======        =====         =====          =======

     The weighted-average remaining contractual life of the outstanding stock options at December 31, 2001 and 2000 was 7.5 years and 8.5 years, respectively.

                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

 (12)  Stock Options, Continued
     These options became and are exercisable as follows:

                                                                    Number of          Weighted-Average
       Year Ending                                                   Shares            Exercise Price
       -----------                                                   ------            --------------

          2000 .......................................               28,693                $ 10.00
          2001 ......................................                30,560                  10.00
          2002 .......................................               31,227                  10.00
          2003 ..........................................               783                  10.00

          2004 .....................................                    667                  10.00
                                                                     ------

                                                                     91,930                $ 10.00
                                                                     ======                =======

     Proforma fair value disclosures are required if the intrinsic value method is being utilized. In order to calculate the fair value of the options, it was assumed that the risk-free interest rate was 5.0% in 2001 and 5.5% in 2000, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period and stock volatility would be zero due to the lack of an active trading market for the stock. For purposes of pro forma disclosures, the estimated fair value is included in expense in the period vesting occurs. The following information pertains to the options granted to purchase common stock ($ in thousands, except per share amounts):

                                                                                                       Year Ended December 31,
                                                                                                       -----------------------
                                                                                                    2001                     2000
                                                                                                    ----                     ----
Grant-date fair value of options granted
    during the year ............................................................                  $      8                       1
                                                                                                  ========                  ======

Per share ......................................................................                      3.79                    4.06
                                                                                                  ========                  ======

Net losses as presented ........................................................                  $    (49)                   (227)
                                                                                                  ========                  ======

Per share ......................................................................                      (.10)                   (.46)
                                                                                                  ========                  ======

Proforma net loss ..............................................................                  $   (115)                   (336)
                                                                                                  ========                  ======

Per share ......................................................................                      (.24)                   (.69)
                                                                                                  ========                  ======

(13)  Stock Warrants
     During 1999, the Company granted stock warrants to certain shareholders to purchase 24,000 shares of the Company's common stock at $10 per share. These warrants expire in 2004 and can be redeemed by the Company for $.01 with thirty days notice.

(14)  Profit Sharing Plan
     The Company sponsors a section 401(k) profit sharing plan which is available to all employees electing to participate. The Company did not make a contribution in 2001 or 2000.

                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

(15) Regulatory Matters
     The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2001, no retained earnings were available for dividends without prior regulatory approval.

     The Bank is subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, the Bank met all capital adequacy requirements to which they are subject.

     As of December 31, 2001, the most recent  notification  from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).

                                                                                                      Minimum
                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                    For Capital Adequacy           Prompt Corrective
                                           Actual                         Purposes                Action Provisions
                              ----------------------------------------------------------------------------------------
                                       Amount             %         Amount           %           Amount           %
                                       ------          ------       ------        ------         ------         ------
     As of December 31, 2001:
         Total capital to Risk-
           Weighted assets..........  $ 4,277           13.03%     $ 2,623          8.00%       $ 3,284          10.00%
         Tier I Capital to Risk-
           Weighted Assets..........    3,919           11.94        1,313          4.00          1,970           6.00
         Tier I Capital
           to Total Assets..........    3,919           10.30        1,522          4.00          1,903           5.00

     As of December 31, 2000:
         Total capital to Risk-
           Weighted assets..........    4,044           21.24        1,523          8.00          1,904          10.00
         Tier I Capital to Risk-
           Weighted Assets..........    3,843           20.18          762          4.00          1,142           6.00
         Tier I Capital
           to Total Assets..........    3,843           13.11        1,173          4.00          1,466           5.00

                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

(16) Holding Company Financial Information
     The Holding Company's unconsolidated financial information is as follows (in thousands):


                             Condensed Balance Sheet

                                                                                                              At December 31,
                                                                                                              ---------------
                                                                                                        2001                   2000
                                                                                                        ----                    ----
                  Assets

Cash and cash equivalents ............................................................                 $    6                      -
Investment in subsidiary .............................................................                  4,111                  4,144
Land .................................................................................                    305                      -
Deferred income taxes ................................................................                     10                      -
                                                                                                       ------                 ------


    Total assets .....................................................................                 $4,432                  4,144
                                                                                                       ======                 ======

    Liabilities and Stockholders' Equity

Notes payable ........................................................................                    342                      -
Stockholders' equity .................................................................                  4,090                  4,144
                                                                                                       ------                 ------

    Total liabilities and stockholders' equity .......................................                 $4,432                  4,144
                                                                                                       ======                 ======

                         Condensed Statement of Earnings

                                                                                                              Years Ended
                                                                                                              December 31,
                                                                                                              -----------
                                                                                                     2001                      2000
                                                                                                     ----                      ----

Revenues .......................................................................                     $  6                         -
Expenses .......................................................................                      (27)
                                                                                                     ----                      ----


    Loss before loss of subsidiary .............................................                      (21)                        -
    Loss of subsidiary .........................................................                      (28)                     (227)
                                                                                                     ----                      ----

    Net earnings ...............................................................                     $(49)                     (227)
                                                                                                     ====                      ====

                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

(15) Holding Company Financial Information, Continued


                        Condensed Statement of Cash Flows


                                                                                                              Years Ended
                                                                                                              December 31,
                                                                                                              ------------
                                                                                                        2001                 2000
                                                                                                        ----                 ----
Cash flows from operating activities:
     Net loss ........................................................................                 $ (49)                (227)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Undistributed loss of subsidiary ............................................                    28                  227
         Increase in deferred income taxes ...........................................                   (10)                   -
                                                                                                       -----                -----

            Net cash used in operating activities ....................................                   (31)                   -
                                                                                                       -----                -----

Cash flows used in investing activity-
     Purchase of land ................................................................                  (305)                   -
                                                                                                       -----                -----

Cash flows from financing activity-
     Increase in notes payable .......................................................                   342                    -
                                                                                                       -----                -----

Net increase in cash and cash equivalents ............................................                     6                    -

Cash and cash equivalents at beginning of the year ...................................                     -                    -
                                                                                                       -----                -----

Cash and cash equivalents at end of year .............................................                 $   6                    -
                                                                                                       =====                =====