Form 10QSB
period 2002-06-30
FPB BANCORP INC
filed 2002-08-08
CIK 1162245

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the  Securities  Exchange Act
---  of 1934

For the quarterly period ended June 30, 2002

___  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to _____________

Commission File Number 000-33351
                       ---------

                                FPB BANCORP, INC.
                                -----------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Florida                                                    65-1147861
         -------                                                    ----------
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

                  ---------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  XX  NO  ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                    801,670 shares
--------------------------------------                    --------------
            (class)                                Outstanding  at July 30, 2002

Transitional Small Business Format (check one): YES __ NO XX

================================================================================

                                          FPB BANCORP, INC. AND SUBSIDIARY

                                                        INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page
                                                                            ----

     Condensed Consolidated Balance Sheets -
       June 30, 2002 (unaudited) and December 31, 2001.........................2

     Condensed Consolidated Statements of Operations -
       Three and Six Months ended June 30, 2002 and 2001 (unaudited)...........3

     Condensed Consolidated Statement of Stockholders' Equity -
       Six Months ended June 30, 2002 (unaudited)..............................4

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 2002 and 2001 (unaudited).....................5

     Notes to Condensed Consolidated Financial Statements (unaudited)........6-7

     Review By Independent Certified Public Accountants........................8

     Report on Review by Independent Certified Public Accountants..............9

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................10-14

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................15

   Item 4.  Submission of Matters to a Vote of Security Holders...............15

   Item 6.  Exhibits and Reports on Form 8-K..................................16

SIGNATURES....................................................................17

                        FPB BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                       June 30,         December 31,
                                                                                                       --------         ------------
    Assets                                                                                               2002               2001
                                                                                                         ----               ----
                                                                                                               (unaudited)
Cash and due from banks ..................................................................            $  1,545              2,095
Federal funds sold .......................................................................               3,924                353
                                                                                                      --------              -----

              Total cash and cash equivalents ............................................               5,469              2,448

Time deposit .............................................................................                   -                100
Securities available for sale ............................................................               3,919              4,496
Securities held to maturity ..............................................................                 755                983
Loans, net of allowance for loan losses of  $462 and $359 ................................              38,373             32,215
Premises and equipment, net ..............................................................                 610                616
Federal Home Loan Bank stock, at cost ....................................................                  80                 80
Accrued interest receivable ..............................................................                 243                211
Deferred income taxes ....................................................................                 397                444
Other assets .............................................................................                 129                113
                                                                                                      --------              -----

              Total assets ...............................................................            $ 49,975             41,706
                                                                                                      ========             ======

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits ..................................................               8,050              6,825
    Savings, NOW and money-market deposits ...............................................              13,170             11,256
    Time deposits ........................................................................              22,790             15,912
                                                                                                      --------              -----

              Total deposits .............................................................              44,010             33,993

    Federal funds purchased ..............................................................                   -              1,500
    Federal Home Loan Bank advance .......................................................                   -              1,000
    Notes payable ........................................................................                 405                342
    Official checks ......................................................................                 509                742
    Other liabilities ....................................................................                  79                 39
                                                                                                      --------              -----

              Total liabilities ..........................................................              45,003             37,616
                                                                                                      --------              -----

Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized,
         no shares issued or outstanding .................................................                   -                  -
    Common stock, $.01 par value; 5,000,000 shares authorized,
         573,645 and 489,410 shares issued and outstanding ...............................                   6                  5
    Additional paid-in capital ...........................................................               5,657              4,846
    Accumulated deficit ..................................................................                (716)              (761)
    Accumulated other comprehensive income ...............................................                  25                  -
                                                                                                      --------              -----

              Total stockholders' equity .................................................               4,972              4,090
                                                                                                      --------              -----

              Total liabilities and stockholders' equity .................................            $ 49,975             41,706
                                                                                                      ========             ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FPB BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (Unaudited)
                  (Dollars in thousands, except share amounts)



                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                        ------------------           ----------------
                                                                        2002          2001          2002          2001
                                                                        ----          ----          ----          ----
Interest income:
    Loans.....................................................       $    696          509         1,340           963
    Securities................................................             73           50           139           153
    Other.....................................................             16           52            33            96
                                                                      -------      -------       -------       -------

              Total interest income...........................            785          611         1,512         1,212

Interest expense:
    Deposits  ................................................            281          263           553           531
    Other.....................................................              1            -             2             -
                                                                      -------      -------       -------       -------

              Total interest expense..........................            282          263           555           531
Net interest income...........................................            503          348           957           681

              Provision for loan losses.......................             51           56           106            97
                                                                      -------      -------       -------       -------

Net interest income after provision for loan losses...........            452          292           851           584
                                                                      -------      -------       -------       -------

Noninterest income:
    Service charges and fees..................................             50           39            99            91
    Other fees................................................              5           13             8            13
    Other.....................................................              1           (1)            3             2
                                                                      -------      -------       -------       -------

              Total noninterest income........................             56           51           110           106
                                                                      -------      -------       -------       -------

Noninterest expenses:
    Salaries and employee benefits............................            200          174           396           323
    Occupancy and equipment...................................             82           73           163           152
    Advertising...............................................             10           18            29            30
    Professional fees.........................................             23           19            51            39
    Data processing...........................................             41           23            80            41
    Insurance expense.........................................              5            6            11            13
    Supplies  ................................................             15           12            25            21
    Other.....................................................             71           49           130           108
                                                                      -------      -------       -------       -------

              Total noninterest expenses......................            447          374           885           727
                                                                      -------      -------       -------       -------

Earnings (loss) before income taxes...........................             61          (31)           76           (37)

    Income taxes (benefit)....................................             24           (9)           31           (11)
                                                                      -------      -------       -------       -------

Net earnings (loss)...........................................       $     37          (22)           45           (26)
                                                                      =======      =======       =======       =======

Earnings (loss) per share, basic and diluted..................       $    .07         (.04)          .09          (.05)
                                                                      =======      =======       =======       =======

Weighted-average number of shares, basic and diluted..........        502,971      489,410       496,191       489,410
                                                                      =======      =======       =======       =======

Dividends per share...........................................       $      -            -             -             -
                                                                      =======      =======       =======       =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FPB BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 2002
                             (Dollars in thousands)


                                                                                                        Accumulated
                                                                                                           Other
                                                     Common Stock          Additional                     Compre-        Total
                                                  --------------------       Paid-In      Accumulated     hensive    Stockholders'
                                                  Shares        Amount       Capital        Deficit       Income        Equity
                                                  ------        ------       -------        -------       ------        ------

Balance at December 31, 2001.................    489,410      $ 5            4,846            (761)           -          4,090
                                                                                                                         -----
Comprehensive income:
     Net earnings for the six months ended
         June 30, 2002 (unaudited)...........          -        -                -              45            -             45

     Net change in unrealized gain on
         securities available for sale,
         net of taxes of
         $16 (unaudited).....................          -        -                -               -           25             25
                                                                                                                         -----

     Comprehensive income(unaudited).........                                                                               70
                                                                                                                         -----

Proceeds from the issuance of common
     stock (unaudited).......................     84,235        1              811               -            -            812
                                                 -------      ---            -----            ----          ---          -----

Balance at June 30, 2002 (unaudited).........    573,645      $ 6            5,657            (716)          25          4,972
                                                 =======      ===            =====            ====          ===          =====

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FPB BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                                               Six Months Ended
                                                                                                                   June 30,
                                                                                                            -----------------------
                                                                                                            2002               2001
                                                                                                            ----               ----
Cash flows from operating activities:
    Net earnings (loss) ..........................................................................        $     45              (26)
    Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
         Depreciation ............................................................................              47               44
         Provision for loan losses ...............................................................             106               97
         Provision (credit) for deferred income taxes ............................................              31              (11)
         Net amortization of loan fees ...........................................................               2               12
         Net amortization of securities ..........................................................               3              (18)
         (Increase) decrease in accrued interest receivable ......................................             (32)              48
         Increase in other assets ................................................................             (16)             (74)
         (Decrease) increase in official checks and other liabilities ............................            (193)             274
                                                                                                          --------            ------

                  Net cash (used in) provided by operating activities ............................              (7)             346
                                                                                                          --------            ------

Cash flows from investing activities:
    Purchase of securities available for sale ....................................................          (2,500)          (3,503)
    Principal payments on securities available for sale ..........................................             118                -
    Proceeds from calls of securities available for sale .........................................           3,000            5,997
    Principal payments on securities held to maturity ............................................             225                -
    Maturity of time deposit .....................................................................             100                -
    Net increase in loans ........................................................................          (6,266)          (6,079)
    Purchase of premises and equipment ...........................................................             (41)              (8)
                                                                                                          --------            ------

                  Net cash used in investing activities ..........................................          (5,364)          (3,593)
                                                                                                          --------            ------

Cash flows from financing activities:
    Net increase in deposits .....................................................................          10,017            3,328
    Decrease in federal funds purchased ..........................................................          (1,500)               -
    Decrease in Federal Home Loan Bank advance ...................................................          (1,000)               -
    Net increase in notes payable ................................................................              63                -
    Proceeds from the issuance of common stock ...................................................             812                -
                                                                                                          --------            ------

                  Net cash provided by financing activities ......................................           8,392            3,328
                                                                                                          --------            ------

Net increase in cash and cash equivalents ........................................................           3,021               81

Cash and cash equivalents at beginning of period .................................................           2,448            4,380
                                                                                                          --------            ------

Cash and cash equivalents at end of period .......................................................        $  5,469            4,461
                                                                                                          ========            ======

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest, net of amount capitalized of $12 in 2002 ......................................        $    550              525
                                                                                                          ========            ======

         Income taxes ............................................................................        $      -                -
                                                                                                          ========            ======

    Noncash transaction-
         Accumulated other comprehensive income, change in
              unrealized gain on securities available for sale ...................................        $     25               10
                                                                                                          ========            ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FPB BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) General.  FPB Bancorp, Inc.  operates as a one-bank holding company and owns
           100% of First Peoples Bank (the "Bank"), a Florida-chartered commercial bank (collectively, the "Company"). The Holding Company's only business activity is the operation of the Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Port St. Lucie, Florida.

           In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2002, and the results of operations for the three- and six-month periods ended June 30, 2002 and 2001, and cash flows for the six month periods ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(2) Loan Impairment and Credit Losses. The average net investment in  collateral dependent impaired loans and interest income recognized and received on these loans is as follows:

                                                                                                At
                                                                                      ------------------------
                                                                                      June 30,     December 31,
                                                                                      --------     ------------
                                                                                        2002           2001
                                                                                        ----           ----
           Loans identified as impaired:
              Gross loans with related allowances for losses recorded.............     $ 259              -
              Less allowance on these loans.......................................       (13)             -
                                                                                       -----           ----
           Net investment in impaired loans.......................................     $ 246              -
                                                                                       =====           ====


                                                                  Three Months Ended          Six Months Ended
                                                                      June 30,                     June 30,
                                                                 -------------------          ----------------
                                                                 2002           2001          2002        2001
                                                                 ----           ----          ----        ----

           Average net investment in impaired loans............   $ 3            -              1           -
                                                                  ===           ===           ===          ===

           Interest income recognized on impaired loans........   $ 8            -             11           -
                                                                  ===           ===           ===          ===

           Interest income received on impaired loans..........   $ 8            -             13           -
                                                                  ===           ===           ===          ===

The activity in the allowance for loan losses was as follows (in thousands):

                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                                 -------------------          ----------------
                                                                  2002          2001          2002        2001

          Balance at beginning of period..................       $ 409           242          359          201
          Provision charged to earnings...................          51            56          106           97
          Recoveries (charge-offs), net...................           2             -           (3)           -
                                                                 -----           ---          ---          ---

          Balance at end of period........................       $ 462           298          462          298
                                                                 =====           ===          ===          ===

                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

(3) Regulatory  Capital.  The  Bank  is  required to  maintain  certain  minimum regulatory capital requirements. The following is a summary at June 30, 2002 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                                                 Ratios of     Regulatory
                                                                                  the Bank     Requirement
                                                                                  --------     -----------

     Tier I capital to total average assets..................................        8.08%           4.00%

     Tier I capital to risk-weighted assets..................................       11.30%           4.00%

     Total capital to risk-weighted assets...................................       12.55%           8.00%

(4) Earnings (Loss) Per Share.  Basic and  diluted earnings (loss) per  share is computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not dilutive.

                        FPB BANCORP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Bank's independent certified public accountants, have made a limited review of the financial data as of June 30, 2002, and for the three- and six-month periods ended June 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
FPB Bancorp, Inc.
Port St. Lucie, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 2002, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2002 and 2001, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001 and the related condensed consolidated statement of stockholders' equity for the six months ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
July 19, 2002

                        FPB BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                Comparison of June 30, 2002 and December 31, 2001


Liquidity and Capital Resources

    The Company's primary sources of cash during the six months ended June 30, 2002 were from calls of securities available for sale of approximately $3.0 million, net deposit inflow of approximately $10.0 million and proceeds from the issuance of common stock of $812,000. Cash was used primarily for net loan originations of $6.3 million and purchase of securities available for sale of $2.5 million. At June 30, 2002, the Company had outstanding commitments to fund existing and new loans of $5.3 million and time deposits of $18.5 million that mature in one year or less. It is expected that these requirements will be funded from the sources described above. At June 30, 2002, the Bank exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

    The following table shows selected information for the periods ended or at the dates indicated:

                                                                         Six Months                        Six Months
                                                                           Ended          Year Ended         Ended
                                                                          June 30,        December 31,      June 30,
                                                                            2002             2001             2001
                                                                            ----             ----             ----
        Average equity as a percentage
           of average assets.......................................         8.95%           12.36%            13.14%

        Equity to total assets at end of period....................         9.95%            9.81%            12.10%

        Return on average assets (1)...............................          .19%           (.14)%            (.16)%

        Return on average equity (1)...............................         2.12%          (1.17)%           (1.25)%

        Noninterest expenses to average assets (1).................         3.72%            4.60%             4.59%

        Nonperforming loans and foreclosed real estate to
           total assets at end of period..........................           .13%             NIL              NIL

----------

(1)  Annualized for the six months ended June 30, 2002 and 2001.

                        FPB BANCORP, INC. AND SUBSIDIARY

Results of Operations

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities.

                                                                        Three Months Ended June 30,
                                                   -----------------------------------------------------------------------
                                                                 2002                                    2001
                                                   ---------------------------------       -------------------------------
                                                               Interest      Average                   Interest    Average
                                                    Average      and          Yield/        Average      and        Yield/
                                                    Balance   Dividends         Rate        Balance   Dividends       Rate
                                                    -------   ---------         ----        -------   ---------       ----
                                                                              (Dollars in thousands)
Interest-earning assets:
   Loans.......................................    $ 37,090         696         7.51%      $ 23,136         509       8.80%
   Securities..................................       5,987          73         4.88          3,351          50       5.97
   Other (1)...................................       3,966          16         1.61          4,696          52       4.43
                                                   --------         ---                    --------         ---

       Total interest-earning assets...........      47,043         785         6.67         31,183         611       7.84

Noninterest-earning assets.....................       2,357                                   1,740
                                                   --------                                --------

       Total assets............................    $ 49,400                                $ 32,923
                                                   ========                                ========

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
       accounts................................      12,781          67         2.10          7,537          51       2.71
   Time deposits...............................      22,429         214         3.82         14,651         212       5.79
   Other (2)...................................         385           1         1.04              -           -          -
                                                   --------         ---                    --------         ---

       Total interest-bearing liabilities......      35,595         282         3.17         22,188         263       4.74
                                                                    ---                                     ---

Demand deposits................................       8,673                                   5,932
Noninterest-bearing liabilities................         725                                     653
Stockholders' equity...........................       4,407                                   4,150
                                                   --------                                --------

       Total liabilities and stockholders'
           equity..............................    $ 49,400                                $ 32,923
                                                   ========                                ========

Net interest income............................                   $ 503                                   $ 348
                                                                  =====                                   =====

Interest-rate spread (3).......................                                 3.50%                                 3.10%
                                                                                ====                                  ====

Net interest margin (4)........................                                 4.28%                                 4.46%
                                                                                ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities........        1.32                                    1.41
                                                       ====                                    ====


----------

(1) Includes federal funds sold, Federal Home Loan Bank stock, time deposit and interest-bearing deposits with banks.
(2)  Includes Federal Home Loan Bank advances and notes payable.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                        FPB BANCORP, INC. AND SUBSIDIARY

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities.

                                                                           Six Months Ended June 30,
                                                    ---------------------------------------------------------------------
                                                                 2002                                   2001
                                                    ---------------------------------      ------------------------------
                                                                Interest      Average                  Interest   Average
                                                     Average      and          Yield/       Average       and      Yield/
                                                     Balanc    Dividends         Rate       Balance   Dividends      Rate
                                                                       (Dollars in thousands)
Interest-earning assets:
   Loans........................................    $ 35,490       1,340         7.55%     $ 21,368         963      9.01%
   Securities...................................       5,627         139         4.94         4,589         153      6.67
   Other (1)....................................       4,069          33         1.62         3,972          96      4.83
                                                    --------    --------                   --------     -------

       Total interest-earning assets............      45,186       1,512         6.69        29,929       1,212      8.10
                                                                --------                                -------

Noninterest-earning assets......................       2,273                                  1,758
                                                    --------                               --------

       Total assets.............................    $ 47,459                               $ 31,687
                                                    ========                               ========

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
       accounts.................................      12,343         129         2.09         7,285         114      3.13
   Time deposits................................      21,696         424         3.91        13,776         417      6.05
   Other (2)....................................         443           2          .90             -           -         -
                                                    --------    --------                   --------     -------

       Total interest-bearing liabilities.......      34,482         555         3.22        21,061         531      5.04
                                                                --------                                -------

Demand deposits.................................       8,042                                  5,872
Noninterest-bearing liabilities.................         687                                    591
Stockholders' equity............................       4,248                                  4,163
                                                    --------                               --------

       Total liabilities and stockholders' equity   $ 47,459                               $ 31,687

Net interest income.............................                $    957                                $   681
                                                                ========                                =======

Interest-rate spread (3)........................                                 3.47%                               3.06%
                                                                                 ====                                ====

Net interest margin (4).........................                                 4.24%                               4.55%
                                                                                 ====                                ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.........        1.31                                   1.42
                                                        ====                                   ====

----------

(1) Includes federal funds sold, Federal Home Loan Bank stock, time deposit and interest-bearing deposits with banks.
(2)  Includes Federal Home Loan Bank advances and notes payable.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                        FPB BANCORP, INC. AND SUBSIDIARY

       Comparison of the Three-Month Periods Ended June 30, 2002 and 2001



General. Net earnings for the three months ended June 30, 2002,  were $37,000 or
     $.07 per basic and diluted share compared to net losses of $22,000 or $.04 per basic and diluted share for the period ended June 30, 2001. This increase in the Company's net earnings was primarily due to an increase in net interest income which was partially offset by an increase in noninterest expense, both due to the overall growth of the Company.

Interest Income. Interest income increased to $785,000 for the three months ended June 30, 2002 from $611,000 for the three months ended June 30, 2001. Interest income on loans increased to $696,000 due primarily to an increase in the average loan portfolio balance for the three months ended June 30, 2002, partially offset by a decrease in the average yield from 8.80% for the three months ended June 30, 2001 to 7.51% for the three months ended June 30, 2002. Interest on securities increased to $73,000 due primarily to an increase in the average securities portfolio, partially offset by a decrease in the average yield during the three months ended June 30, 2002.

Interest Expense. Interest expense on deposit accounts increased to $281,000 for the three months ended June 30, 2002, from $263,000 for the three months ended June 30, 2001. Interest expense increased primarily because of an increase in the average balance, partially offset by a decrease in the average rate paid on deposits during 2002.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 2002, was $51,000 compared to $56,000 for the same period in 2001. Management believes the balance in the allowance for loan losses of $462,000 at June 30, 2002, is adequate.

Noninterest Income. Total noninterest income increased by $5,000 from $51,000 for the three months ended June 30, 2001, to $56,000 for the three months ended June 30, 2002.

Noninterest Expenses. Total noninterest expenses increased to $447,000 for the three months ended June 30, 2002 from $374,000 for the three months ended June 30, 2001, primarily due to an increase in employee compensation and benefits of $26,000, an increase in data processing expense of $18,000 and an increase in other expenses of $22,000 all due to the continued growth of the Company.

Income Taxes. The income tax expense for the three months ended June 30, 2002, was $24,000 (an effective rate of 39.3%) compared to an income tax benefit of $9,000 (an effective rate of 29.0%) for the three months ended June 30, 2001. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

                        FPB BANCORP, INC. AND SUBSIDIARY

        Comparison of the Six-Month Periods Ended June 30, 2002 and 2001



General. Net earnings  for the six months  ended June 30, 2002,  were $45,000 or
     $.09 per basic and diluted share compared to net losses of $26,000 or $.05 per basic and diluted share for the period ended June 30, 2001. This increase in the Company's net earnings was primarily due to an increase in net interest income which was partially offset by an increase in noninterest expense, both due to the overall growth of the Company.

Interest Income. Interest income increased to $1.5 million for the six months ended June 30, 2002 from $1.2 million for the six months ended June 30, 2001. Interest income on loans increased to $1.3 million due primarily to an increase in the average loan portfolio balance for the six months ended June 30, 2002, partially offset by a decrease in the average yield from 9.01% for the six months ended June 30, 2001 to 7.55% for the six months ended June 30, 2002. Interest on securities decreased to $139,000 due primarily to a decrease in the average yield, partially offset by an increase in the average securities portfolio during the six months ended June 30, 2002.

Interest Expense. Interest expense on deposit accounts increased to $553,000 for the six months ended June 30, 2002, from $531,000 for the six months ended June 30, 2001. Interest expense increased primarily because of an increase in the average balance, partially offset by a decrease in the average rate paid on deposits during 2002.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the six months ended June 30, 2002, was $106,000 compared to $97,000 for the same period in 2001. The increase in the provision for loan losses in 2002 is due to the increased portfolio balance in 2002. Management believes the balance in the allowance for loan losses of $462,000 at June 30, 2002, is adequate.

Noninterest Income. Total noninterest income increased by $4,000 from $106,000 for the six months ended June 30, 2001, to $110,000 for the six months ended June 30, 2002.

Noninterest Expenses. Total noninterest expenses increased to $885,000 for the six months ended June 30, 2002 from $727,000 for the six months ended June 30, 2001, primarily due to an increase in employee compensation and benefits of $73,000 and an increase in data processing expense of $39,000 all due to the continued growth of the Company.

Income Taxes. The income tax expense for the six months ended June 30, 2002, was $31,000 (an effective rate of 40.8%) compared to an income tax benefit of $11,000 (an effective rate of 29.7%) for the six months ended June 30, 2001. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

                        FPB BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 1.    Legal Proceedings

There are no material pending legal proceeding to which the Company is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of FPB Bancorp, Inc. was held on April 24, 2002 to consider the election of three Class II directors each for a term of three years and to approve the appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the fiscal year 2002. At the Annual Meeting, incumbent directors Gary A. Berger, Robert L. Schweiger, and David W. Skiles were reelected. The terms of Directors James L. Autin M.D., John
R. Baker, Donald J. Cuozzo, Ann L. Decker, Paul J. Miret, Robert L. Seeley, Thomas Warner and Paul A. Zinter continued after the Annual Meeting. Also, Hacker, Johnson & Smith PA was appointed as the Company's independent auditors for the fiscal year 2002.

At the Annual Meeting, 284,634 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   Proposal I.

   The election of three Class II directors, each for a term of three years:

                                             For          Withheld       Against
                                             ---          --------       -------

       Gary A. Berger                       284,605            29           -
                                            =======         =====          ===

       Robert L. Schweiger                  275,905         8,729           -
                                            =======         =====          ===

       David W. Skiles                      284,580            54           -
                                            =======         =====          ===

   Proposal II.

   The appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the fiscal year 2002:

                               For                 Withheld            Against
                               ---                 --------            -------

                             282,934                1,400                300

                        FPB BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an asterisk (*) were previously filed as a part of the Company's Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000.

      Exhibit No.          Description of Exhibit
      -----------          ----------------------

      * 3.1                Articles of Incorporation
      * 3.2                Bylaws
      * 4.1                Specimen copy of certificate evidencing shares of the
                           Company's  common capital stock,  $0.01 par value
      * 4.2                First  Peoples  Bank  Stock Option Plan dated January
                           14, 1999
      * 4.3                Warrant Agreement
      * 4.4                Non-Qualified Stock Option Agreement
      * 10.1               First  Peoples  Bank  Qualified 401(k) Profit Sharing
                           Plan, dated May 1, 1999
      * 10.2               Employment Agreement for David W. Skiles
        99.1               Certification  of  CEO  and CFO pursuant to 18 U.S.C.
                           Section 1350,  as adopted  pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. There were no Form 8-K's filed during the three months ended June 30, 2002.

                        FPB BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FPB BANCORP, INC.
                                  (Registrant)





Date:  August 8, 2002          By:  /s/ David W. Skiles
---------------------               --------------------------------------
                                      David W. Skiles, President and Chief
                                        Executive Officer




Date:  August 8, 2002          By:  /s/ Nancy E. Aumack
---------------------               --------------------------------------
                                      Nancy E. Aumack, Senior Vice President and
                                        Chief Financial Officer