Form 10QSB
period 2002-09-30
FPB BANCORP INC
filed 2002-11-13
CIK 1162245

================================================================================

                          U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
----  of 1934

For the quarterly period ended September 30, 2002

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from           to
                               ---------    ---------

Commission File Number 000-33351
                       ---------

                                FPB BANCORP, INC.
                                -----------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Florida                                           65-1147861
----------------------------------                          --------------------
   (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                        1301 SE Port St. Lucie Boulevard
                          Port St. Lucie, Florida 34952
                          -----------------------------
                    (Address of Principal Executive Offices)

                                 (772) 398-1388
                          -----------------------------
                (Issuer's Telephone Number, Including Area Code)


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

YES  [X]  NO  [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                    813,517 shares
--------------------------------------           -------------------------------
             (class)                             Outstanding at October 21, 2002

Transitional Small Business Format (check one): YES [ ] NO [X]


================================================================================

                        FPB BANCORP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
                                                                                                             ----

     Condensed Consolidated Balance Sheets -
       September 30, 2002 (unaudited) and December 31, 2001.....................................................2

     Condensed Consolidated Statements of Operations -
       Three and Nine Months ended September 30, 2002 and 2001 (unaudited)......................................3

     Condensed Consolidated Statements of Stockholders' Equity -
       Nine Months ended September 30, 2002 and 2001 (unaudited)................................................4

     Condensed Consolidated Statements of Cash Flows -
       Nine Months ended September 30, 2002 and 2001 (unaudited)................................................5

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................6-7

     Review By Independent Certified Public Accountants.........................................................8

     Report on Review by Independent Certified Public Accountants...............................................9

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................................................10-14

   Item 3.  Controls and Procedures............................................................................15

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................15

   Item 6.  Exhibits and Reports on Form 8-K...................................................................15

SIGNATURES.....................................................................................................16

CERTIFICATIONS..............................................................................................16-18

                        FPB BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                  September 30,        December 31,
                                                                                                  -------------        ------------
    Assets                                                                                              2002                2001
                                                                                                        ----                ----
                                                                                                    (unaudited)

Cash and due from banks ..................................................................            $  2,688                2,095
Federal funds sold .......................................................................               5,475                  353
                                                                                                      --------             --------

              Total cash and cash equivalents ............................................               8,163                2,448

Time deposit .............................................................................                --                    100
Securities available for sale ............................................................               6,362                4,496
Securities held to maturity ..............................................................                 629                  983
Loans, net of allowance for loan losses of  $495 and $359 ................................              38,900               32,215
Premises and equipment, net ..............................................................                 642                  616
Federal Home Loan Bank stock, at cost ....................................................                  80                   80
Accrued interest receivable ..............................................................                 224                  211
Deferred income taxes ....................................................................                 384                  444
Other assets .............................................................................                 183                  113
                                                                                                      --------             --------

              Total assets ...............................................................            $ 55,567               41,706
                                                                                                      ========             ========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits ..................................................               9,416                6,825
    Savings, NOW and money-market deposits ...............................................              14,650               11,256
    Time deposits ........................................................................              23,385               15,912
                                                                                                      --------             --------

              Total deposits .............................................................              47,451               33,993

    Federal funds purchased ..............................................................                --                  1,500
    Federal Home Loan Bank advance .......................................................                --                  1,000
    Notes payable ........................................................................                --                    342
    Official checks ......................................................................                 732                  742
    Other liabilities ....................................................................                  91                   39
                                                                                                      --------             --------

              Total liabilities ..........................................................              48,274               37,616
                                                                                                      --------             --------

Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized,
         no shares issued or outstanding .................................................                --                   --
    Common stock, $.01 par value; 5,000,000 shares authorized,
         813,517 and 489,410 shares issued and outstanding ...............................                   8                    5
    Additional paid-in capital ...........................................................               7,955                4,846
    Accumulated deficit ..................................................................                (707)                (761)
    Accumulated other comprehensive income ...............................................                  37                 --
                                                                                                      --------             --------

              Total stockholders' equity .................................................               7,293                4,090
                                                                                                      --------             --------

              Total liabilities and stockholders' equity .................................            $ 55,567               41,706
                                                                                                      ========             ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FPB BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (Unaudited)
                  (Dollars in thousands, except share amounts)



                                                                                  Three Months Ended           Nine Months Ended
                                                                                     September 30,                September 30,
                                                                                ----------------------      ------------------------
                                                                                  2002          2001          2002          2001
                                                                                  ----          ----          ----          ----
Interest income:
    Loans ................................................................      $    727           547          2,067         1,510
    Securities ...........................................................            75            67            214           220
    Other ................................................................            29            16             62           112
                                                                                --------      --------       --------      --------

              Total interest income ......................................           831           630          2,343         1,842
                                                                                --------      --------       --------      --------

Interest expense:
    Deposits .............................................................           292           255            845           786
    Other ................................................................            --            --              2            --
                                                                                --------      --------       --------      --------

              Total interest expense .....................................           292           255            847           786
                                                                                --------      --------       --------      --------

Net interest income ......................................................           539           375          1,496         1,056

              Provision for loan losses ..................................           159            55            265           152
                                                                                --------      --------       --------      --------

Net interest income after provision for loan losses ......................           380           320          1,231           904
                                                                                --------      --------       --------      --------

Noninterest income:
    Service charges and fees .............................................            53            46            152           137
    Gain on sale of a security available for sale ........................            13            --             13            --
    Other fees ...........................................................            10             4             18            17
    Other ................................................................            10             1             13             3
                                                                                --------      --------       --------      --------

              Total noninterest income ...................................            86            51            196           157
                                                                                --------      --------       --------      --------

Noninterest expenses:
    Salaries and employee benefits .......................................           185           158            581           481
    Occupancy and equipment ..............................................            68            79            231           231
    Advertising ..........................................................            14            18             43            48
    Professional fees ....................................................            43            29             94            68
    Data processing ......................................................            47            34            127            75
    Insurance expense ....................................................             6             5             17            18
    Supplies .............................................................             7             9             32            30
    Other ................................................................            80            51            210           159
                                                                                --------      --------       --------      --------

              Total noninterest expenses .................................           450           383          1,335         1,110
                                                                                --------      --------       --------      --------

Earnings (loss) before income taxes ......................................            16           (12)            92           (49)

    Income taxes (benefit) ...............................................             7            (4)            38           (15)
                                                                                --------      --------       --------      --------

Net earnings (loss) ......................................................      $      9            (8)            54           (34)
                                                                                ========      ========       ========      ========

Earnings (loss) per share, basic and diluted .............................      $    .01          (.02)           .09          (.07)
                                                                                ========      ========       ========      ========

Weighted-average number of shares, basic and diluted .....................       788,305       489,410        593,562       489,410
                                                                                ========      ========       ========      ========

Dividends per share.......................................................      $     --            --             --            --
                                                                                ========      ========       ========      ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FPB BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Stockholders' Equity

                  Nine Months Ended September 30, 2001 and 2002
                             (Dollars in thousands)

                                                                                                           Accumulated
                                                                                                              Other
                                                                Common Stock       Additional                 Compre-     Total
                                                           ---------------------    Paid-In    Accumulated   hensive  Stockholders'
                                                              Shares      Amount     Capital     Deficit      Income      Equity
                                                              ------      ------     -------     -------      ------      ------

Balance at December 31, 2000 .............................   489,410     $     5       4,846        (712)           5       4,144
                                                                                                                          -------
Comprehensive income:
     Net loss for the nine months
         ended September 30, 2001
         (unaudited) .....................................      --          --          --           (34)        --           (34)

     Net change in unrealized gain on
         securities available for sale,
         net of taxes of  $22 (unaudited) ................      --          --          --          --             36          36

     Comprehensive income
         (unaudited) .....................................                                                                      2
                                                             -------     -------     -------     -------      -------     -------

Balance at September 30, 2001 (unaudited) ................   489,410     $     5       4,846        (746)          41       4,146
                                                             =======     =======     =======     =======      =======     =======


Balance at December 31, 2001 .............................   489,410     $     5       4,846        (761)        --         4,090
                                                                                                                          -------
Comprehensive income:
     Net earnings for the nine months ended
         September 30, 2002 (unaudited) ..................      --          --          --            54         --            54

     Net change in unrealized gain on
         securities available for sale,
         net of taxes of $22 (unaudited) .................      --          --          --          --             37          37
                                                                                                                          -------

     Comprehensive income(unaudited) .....................                                                                     91
                                                                                                                          -------

Proceeds from the issuance of common
     stock (unaudited) ...................................   324,107           3       3,109        --           --         3,112
                                                             -------     -------     -------     -------      -------     -------

Balance at September 30, 2002 (unaudited) ................   813,517     $     8       7,955        (707)          37       7,293
                                                             =======     =======     =======     =======      =======     =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FPB BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                         ---------------------------
                                                                                                           2002              2001
                                                                                                           ----              ----
Cash flows from operating activities:
    Net earnings (loss) ........................................................................         $     54               (34)
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
         Depreciation ..........................................................................               67                68
         Provision for loan losses .............................................................              265               152
         Provision (credit) for deferred income taxes ..........................................               38               (15)
         Net amortization of fees, premiums and discounts ......................................                6                (4)
         Gain on sale of a security available for sale .........................................              (13)               --
         Increase in accrued interest receivable ...............................................              (13)              (14)
         Increase in other assets ..............................................................              (70)              (45)
         Increase in official checks and other liabilities .....................................               42                 9
                                                                                                         --------          --------

                  Net cash provided by operating activities ....................................              376               117
                                                                                                         --------          --------

Cash flows from investing activities:
    Purchase of securities available for sale ..................................................           (6,578)           (4,144)
    Principal payments on securities available for sale ........................................              272                55
    Proceeds from the sale of a security available for sale ....................................            1,013                --
    Proceeds from calls of securities available for sale .......................................            3,500             5,997
    Principal payments on securities held to maturity ..........................................              349                --
    Maturity of time deposit ...................................................................              100                --
    Net increase in loans ......................................................................           (6,952)           (9,448)
    Purchase of Federal Home Loan Bank stock ...................................................               --                (1)
    Purchase of premises and equipment .........................................................              (93)              (26)
                                                                                                         --------          --------

                  Net cash used in investing activities ........................................           (8,389)           (7,567)
                                                                                                         --------          --------

Cash flows from financing activities:
    Net increase in deposits ...................................................................           13,458             3,960
    Decrease in federal funds purchased ........................................................           (1,500)               --
    (Decrease) increase in Federal Home Loan Bank advance ......................................           (1,000)              600
    Net decrease in notes payable ..............................................................             (342)               --
    Proceeds from the issuance of common stock .................................................            3,112                --
                                                                                                         --------          --------

                  Net cash provided by financing activities ....................................           13,728             4,560
                                                                                                         --------          --------

Net increase (decrease) in cash and cash equivalents ...........................................            5,715            (2,890)

Cash and cash equivalents at beginning of period ...............................................            2,448             4,380
                                                                                                         --------          --------

Cash and cash equivalents at end of period .....................................................         $  8,163             1,490
                                                                                                         ========          ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
         Interest, net of amount capitalized of $8 in 2002 .....................................         $    833               772
                                                                                                         ========          ========

         Income taxes ..........................................................................         $     --                --
                                                                                                         ========          ========

    Noncash transactions:
         Accumulated other comprehensive income (loss), change in
              unrealized loss on securities available for sale, net of tax .....................         $     37                36
                                                                                                         ========          ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        FPB BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) General. FPB Bancorp, Inc. is a one-bank holding company and owns 100% of First Peoples Bank (the "Bank"), a Florida-chartered commercial bank (collectively, the "Company"). The Holding Company's only business activity is the operation of the Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Port St. Lucie, Florida.

     In the  opinion of  management,  the  accompanying  condensed  consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2002, and the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine month periods ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(2) Loan Impairment and Credit Losses. The average net investment in collateral dependent impaired loans and interest income recognized and received on these loans are as follows (in thousands):

                                                                                                            At
                                                                                                ----------------------------
                                                                                                September 30,   December 31,
                                                                                                -------------  -------------
                                                                                                    2002           2001
                                                                                                    ----           ----
Loans identified as impaired:
   Gross loans with related allowances for losses recorded ...................................      $ 27             -
   Less allowance on these loans .............................................................       (13)            -
                                                                                                    ----           ------

Net investment in impaired loans .............................................................      $ 14             -
                                                                                                    ====           ======

                                                                                       Three Months Ended        Nine Months Ended
                                                                                          September 30,             September 30,
                                                                                      -------------------       --------------------
                                                                                      2002          2001         2002         2001
                                                                                      ----          ----         ----         ----

Average net investment in impaired loans ......................................       $ 130             -         66             --
                                                                                      =====         =====       =====         =====

Interest income recognized on impaired loans...................................       $  --             -         11             --
                                                                                      =====         =====       =====         =====

Interest income received on impaired loans.....................................       $  --             -         13             --
                                                                                      =====         =====       =====         =====

     The activity in the allowance for loan losses was as follows (in thousands):

                                                                        Three Months Ended                     Nine Months Ended
                                                                            September 30,                        September 30,
                                                                     ------------------------              -------------------------
                                                                      2002               2001               2002               2001
                                                                      ----               ----               ----               ----

Balance at beginning of period .........................             $ 462                298                359                201
Provision charged to earnings ..........................               159                 55                265                152
Charge-offs net of recoveries ..........................              (126)                (7)              (129)                (7)
                                                                     -----              -----              -----              -----

Balance at end of period ...............................             $ 495                346                495                346
                                                                     =====              =====              =====              =====

                                                                     (continued)

                        FPB BANCORP, INC. AND SUBSIDIARY

(3) Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2002 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                       Percentage
                                                           of        Regulatory
                                                        the Bank     Requirement
                                                        --------     -----------
Tier I capital to total average assets ..............      7.34%        4.00%

Tier I capital to risk-weighted assets ..............     10.71%        4.00%

Total capital to risk-weighted assets ...............     11.96%        8.00%

(4) Earnings (Loss) Per Share. Basic and diluted earnings (loss) per share are computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not dilutive.

                        FPB BANCORP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Bank's independent certified public accountants, have made a limited review of the financial data as of September 30, 2002, and for the three- and nine-month periods ended September 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

The Board of Directors
FPB Bancorp, Inc.
Port St. Lucie, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the "Company") as of September 30, 2002, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2002 and 2001, the related condensed consolidated statements of cash flows and stockholders' equity for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
October 25, 2002

                        FPB BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

             Comparison of September 30, 2002 and December 31, 2001


Liquidity and Capital Resources

     The Company's primary sources of cash during the nine months ended September 30, 2002 were from net deposit inflow of approximately $13.5 million, proceeds from sales, prepayments and calls of securities available for sale totaling $4.8 million and proceeds from the issuance of common stock of $3.1 million. Cash was used primarily for net loan originations of $7.0 million, purchase of securities available for sale of $6.6 million and net repayment of borrowings of $2.8 million. At September 30, 2002, the Company had outstanding commitments to fund existing and new loans of $7.7 million and time deposits of $19.2 million that mature in one year or less. It is expected that these requirements will be funded from the sources described above. At September 30, 2002, the Bank exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

     The following table shows selected information for the periods ended or at the dates indicated:

                                                               Nine Months                       Nine Months
                                                                  Ended         Year Ended          Ended
                                                              September 30,    December 31,     September 30,
                                                                  2002             2001             2001
                                                             --------------   --------------- ----------------
Average equity as a percentage
   of average assets.......................................        10.52%           12.36%            12.87%

Equity to total assets at end of period....................        13.12%            9.81%            11.81%

Return on average assets (1)...............................          .14%           (.14)%            (.14)%

Return on average equity (1)...............................         1.38%          (1.17)%           (1.09)%

Noninterest expenses to average assets (1).................         3.58%            4.60%             4.58%

Nonperforming loans to total assets at end
   of period..............................................           .25%             NIL              NIL

----------

(1)  Annualized for the nine months ended September 30, 2002 and 2001.

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

                                                                    Three Months Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                                   2002                                    2001
                                                  -------------------------------------  -------------------------------------------
                                                                 Interest     Average                     Interest    Average
                                                    Average         and       Yield/           Average       and      Yield/
                                                    Balance      Dividends     Rate           Balance     Dividends    Rate
                                                    -------      ---------     ----           -------     ---------    ----
                                                                               (Dollars in thousands)
Interest-earning assets:
   Loans.......................................    $ 38,609         727         7.53%         $ 25,424        547       8.61%
   Securities..................................       5,978          75         5.02             4,531         67       5.91
   Other (1)...................................       7,053          29         1.64             1,975         16       3.24
                                                   --------        ----                        -------       ----

       Total interest-earning assets...........      51,640         831         6.44            31,930        630       7.89
                                                                   ----                                      ----

Noninterest-earning assets.....................       2,730                                      1,651
                                                   --------                                    -------

       Total assets............................    $ 54,370                                   $ 33,581
                                                   ========                                    =======

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
       accounts................................      14,975          79         2.11             7,277         47       2.58
   Time deposits...............................      22,759         213         3.74            15,385        208       5.41
   Federal Home Loan Bank advance..............          -           -             -                33          -          -
                                                   --------        ----                       --------       ----

       Total interest-bearing liabilities......      37,734         292         3.10            22,695        255       4.49
                                                                   ----                                      ----

Demand deposits................................       8,758
Noninterest-bearing liabilities................         669                                      6,736
Stockholders' equity...........................       7,209                                      4,150
                                                   --------                                   --------

       Total liabilities and stockholders'
           equity..............................    $ 54,370                                   $ 33,581
                                                   ========                                   ========

Net interest income............................                    $539                                      $375
                                                                   ====                                      ====

Interest-rate spread (2).......................                                 3.34%                                   3.40%
                                                                                ====                                    ====

Net interest margin (3)........................                                 4.18%                                   4.70%
                                                                                ====                                    ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities........        1.37                                       1.41
                                                       ====                                       ====
----------

(1)  Includes federal funds sold, Federal Home Loan Bank stock and time deposit.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

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

                                                                               Nine Months Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                                 2002                                            2001
                                                  ----------------------------------               ---------------------------------
                                                               Interest      Average                           Interest   Average
                                                    Average       and        Yield/                 Average       and     Yield/
                                                    Balance    Dividends      Rate                  Balance    Dividends    Rate
                                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans.......................................    $ 36,727       2,067        7.50%               $ 22,720     1,510       8.86%
   Securities..................................       5,745         214        4.97                   4,570       220       6.42
   Other (1)...................................       5,075          62        1.63                   3,306       112       4.52
                                                   --------       -----                            --------     -----

       Total interest-earning assets...........      47,547       2,343        6.57                  30,596     1,842       8.03
                                                                  -----                                         -----

Noninterest-earning assets.....................       2,239                                           1,722
                                                   --------                                        --------

       Total assets............................    $ 49,786                                        $ 32,318
                                                   ========                                        ========

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
       accounts................................      13,230         208        2.10                   7,282       161       2.95
   Time deposits...............................      22,054         637        3.85                  14,313       625       5.82
   Other (2)...................................         296           2         .90                      11         -          -
                                                   --------       -----                            --------     -----

       Total interest-bearing liabilities......      35,580         847        3.17                  21,606       786       4.85
                                                   --------       -----                            --------     -----

Demand deposits................................       8,293
Noninterest-bearing liabilities................         678                                           6,554
Stockholders' equity...........................       5,235                                           4,158
                                                   --------                                        --------

       Total liabilities and stockholders'
           equity..............................    $ 49,786                                        $ 32,318
                                                   ========                                        ========

Net interest income............................                  $1,496                                        $1,056
                                                                 ======                                        ======

Interest-rate spread (3).......................                                3.40%                                        3.18%
                                                                               ====                                         ====

Net interest margin (4)........................                                4.20%                                        4.60%
                                                                               ====                                         ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities........        1.34                                           1.42
                                                       ====                                           ====
----------

(1)  Includes federal funds sold, Federal Home Loan Bank stock and time deposit.
(2)  Includes Federal Home Loan Bank advances and notes payable.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                        FPB BANCORP, INC. AND SUBSIDIARY

     Comparison of the Three-Month Periods Ended September 30, 2002 and 2001


General. Net earnings for the three months ended September 30, 2002, were $9,000 or $.01 per basic and diluted share compared to net losses of $8,000 or $.02 per basic and diluted share for the period ended September 30, 2001. This increase in the Company's net earnings was primarily due to an increase in net interest income which was partially offset by an increase in the provision for loan losses and noninterest expense, all of which were due to the overall growth of the Company.

     Interest Income. Interest income increased to $831,000 for the three months ended September 30, 2002 from $630,000 for the three months ended September 30, 2001. Interest income on loans increased to $727,000 due primarily to an increase in the average loan portfolio balance for the three months ended September 30, 2002, partially offset by a decrease in the average yield earned from 8.61% for the three months ended September 30, 2001 to 7.53% for the three months ended September 30, 2002. Interest on securities increased to $75,000 due primarily to an increase in the average securities portfolio, partially offset by a decrease in the average yield earned during the three months ended September 30, 2002.

Interest Expense. Interest expense on deposit accounts increased to $292,000 for the three months ended September 30, 2002, from $255,000 for the three months ended September 30, 2001. Interest expense increased primarily because of an increase in the average balance, partially offset by a decrease in the average rate paid on deposits during 2002.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended September 30, 2002, was $159,000 compared to $55,000 for the same period in 2001. The increase in the provision was due to charge-offs during the three months ended September 30, 2002. Management believes the balance in the allowance for loan losses of $495,000 at September 30, 2002, is adequate.

Noninterest Income. Total noninterest income increased by $35,000 from $51,000 for the three months ended September 30, 2001, to $86,000 for the three months ended September 30, 2002.

Noninterest Expenses. Total noninterest expenses increased to $450,000 for the three months ended September 30, 2002 from $383,000 for the three months ended September 30, 2001, primarily due to an increase in employee compensation and benefits of $27,000, an increase in professional fees of $14,000, an increase in data processing expense of $13,000 and an increase in other expenses of $13,000 all due to the continued growth of the Company.

Income Taxes. The income tax expense for the three months ended September 30, 2002, was $7,000 (an effective rate of 43.8%) compared to an income tax benefit of $4,000 (an effective rate of 33.3%) for the three months ended September 30, 2001. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

                        FPB BANCORP, INC. AND SUBSIDIARY

     Comparison of the Nine-Month Periods Ended September 30, 2002 and 2001

General. Net earnings for the nine months ended September 30, 2002, were $54,000 or $.09 per basic and diluted share compared to net losses of $34,000 or $.07 per basic and diluted share for the period ended September 30, 2001. This increase in the Company's net earnings was primarily due to an increase in net interest income which was partially offset by an increase in noninterest expense, all due to the continued growth of the Company.

Interest Income. Interest income increased to $2.3 million for the nine months ended September 30, 2002 from $1.8 million for the nine months ended September 30, 2001. Interest income on loans increased to $2.1 million due primarily to an increase in the average loan portfolio balance for the nine months ended September 30, 2002, partially offset by a decrease in the average yield earned from 8.86% for the nine months ended September 30, 2001 to 7.50% for the nine months ended September 30, 2002. Interest on securities decreased to $214,000 due primarily to a decrease in the average yield earned, partially offset by an increase in the average securities portfolio during the nine months ended September 30, 2002.

Interest Expense. Interest expense on deposit accounts increased to $845,000 for the nine months ended September 30, 2002, from $786,000 for the nine months ended September 30, 2001. Interest expense increased primarily because of an increase in the average balance, partially offset by a decrease in the average rate paid on deposits during 2002.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the nine months ended September 30, 2002, was $265,000 compared to $152,000 for the same period in 2001. The increase in the provision for loan losses in 2002 is due to the increased portfolio balance in 2002 as well as from charge-offs made during the 2002 period. Management believes the balance in the allowance for loan losses of $495,000 at September 30, 2002, is adequate.

Noninterest Income. Total noninterest income increased by $39,000 from $157,000 for the nine months ended September 30, 2001, to $196,000 for the nine months ended September 30, 2002 primarily due to an increase in service charges and fees of $15,000 and a gain on the sale of a security available for sale of $13,000 with no corresponding amount in 2001.

Noninterest Expenses. Total noninterest expenses increased to $1.3 million for the nine months ended September 30, 2002 from $1.1 million for the nine months ended September 30, 2001, primarily due to an increase in employee compensation and benefits of $100,000, an increase in data processing expense of $52,000 and an increase in other expenses of $73,000 all due to the continued growth of the Company.

Income Taxes. The income tax expense for the nine months ended September 30, 2002, was $38,000 (an effective rate of 41.3%) compared to an income tax benefit of $15,000 (an effective rate of 30.6%) for the nine months ended September 30, 2001. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

                        FPB BANCORP, INC. AND SUBSIDIARY


Item 3.    Controls and Procedures

a.   Evaluation of disclosure  controls and  procedures.  The Company  maintains
     ---------------------------------------------------
     controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

b.   Changes in internal  controls.  The Company made no significant  changes in
     ------------------------------
     its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.


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

  Exhibit No.       Description of Exhibit
  -----------       ----------------------
  * 3.1             Articles of Incorporation
  * 3.2             Bylaws
  * 4.1             Specimen  copy  of  certificate  evidencing  shares  of  the
                    Company's common capital stock, $0.01 par value
  * 4.2             First Peoples Bank Stock Option Plan dated January 14, 1999
  * 4.3             Warrant Agreement
  * 4.4             Non-Qualified Stock Option Agreement
  * 10.1            First Peoples Bank  Qualified  401(k)  Profit  Sharing Plan,
                    dated May 1, 1999
  * 10.2            Employment Agreement for David W. Skiles
    99.1            CEO   Certification    required   under   Section   906   of
                    Sarbanes-Oxley Act of 2002
    99.2            CFO   Certification    required   under   Section   906   of
                    Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K. There were no Form 8-K's filed during the three months ended September 30, 2002.

                        FPB BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FPB BANCORP, INC.
                                  (Registrant)


Date:  November   , 2002                    By:  /s/ David W. Skiles
      ------------------------------            ---------------------------------------------
                                                   David W. Skiles, President and Chief
                                                     Executive Officer




Date:  November    , 2002                   By:  /s/ Nancy E. Aumack
      -------------------------------           ---------------------------------------------
                                                   Nancy E. Aumack, Senior Vice President and
                                                     Chief Financial Officer


                                 CERTIFICATIONS
                                 --------------



I, David W. Skiles, certify, that:

1.   I have reviewed this quarterly report on Form 10-QSB of FPB Bancorp, Inc.;

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November     , 2002                  By:   /s/ David W. Skiles
     --------------------------------           --------------------------------
                                                  David W. Skiles, President
                                                    and Chief Executive Officer

I, Nancy E. Aumack, certify, that:

1.   I have reviewed this quarterly report on Form 10-QSB of FPB Bancorp, Inc.;

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November     , 2002          By: /s/ Nancy E. Aumack
     --------------------          ---------------------------------------------
                                           Nancy E. Aumack, Senior Vice
                                           President and Chief Financial Officer