Form 10KSB
period 2002-12-31
FPB BANCORP INC
filed 2003-03-31
CIK 1162245

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________
Commission File No. 000-33351

FPB BANCORP, INC.
(Name of small business issuer in its charter)

FLORIDA	65-114786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 SE Port St. Lucie Boulevard
Port St. Lucie, FL	34952
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number (561) 398-1388

Securities Registered Under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

N.A.	N.A.

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.01 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year: $3,467,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 14, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $6,775,692 calculated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of March 14, 2003, the Issuer had 817,775 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and the 2002 Annual Report, filed electronically with the Securities and Exchange Commission on March 31, 2003 and are incorporated in Part III of this Form 10-KSB by reference. In addition, portions of the 2002 Annual Report filed electronically with the Securities and Exchange Commission on March 31, 2003 and are incorporated in Part II of this Form 10-KSB by reference.

Transitional Small Business Disclosure Format (Check one): Yes __ No  X

FPB BANCORP, INC.
2002 Form 10-KSB Annual Report

PART I

Forward-Looking Statements

     This document contains forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference, the words "anticipate", "believe", "estimate", “may", "intend" and "expect" and similar expressions are some of the forward-looking statements used in these documents. Actual results, performance, or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Factors which may cause results to change materially include competition, inflation, general economic conditions, changes in interest rates, and changes in the value of collateral securing loans First Peoples Bank has made, among other things.

ITEM 1.      BUSINESS

FPB Bancorp, Inc.

     FPB Bancorp, Inc. (“FPB”) was incorporated on September 5, 2001. On December 3, 2001, we acquired all of the issued and outstanding stock of First Peoples Bank (“Bank”) in a one-for-one share exchange. As of December 31, 2002, we had total consolidated assets of $58.8 million, and total consolidated stockholders’ equity of $7.3 million. For the year ended December 31, 2002, we had net earnings of $74,000.

First Peoples Bank

     First Peoples Bank commenced banking operations in Port St. Lucie, Florida, on April 26, 1999, as a state-chartered commercial bank. Our primary business is attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans and to purchase securities.

     We offer a broad range of retail and commercial banking services, including various types of deposit accounts and loans for businesses and consumers. Our primary source of business is customer referrals. As part of our community bank approach, officers are encouraged to actively participate in community activities and organizations.

Operating and Business Strategy

     We are organized as a locally-owned, locally managed community financial institution, owned and managed by people who are actively involved in our market area and committed to our economic growth and development. With local ownership, management, and directors, we believe that we can be more responsive to the communities we serve. Local ownership will allow faster, more responsive and flexible decision-making which is not available at the majority of financial institutions in or near our market area which are branch offices of large regional holding company banks with headquarters located elsewhere in the United States.

     Our principal business is to attract deposits from the general public and to invest those funds in various types of loans and other interest-earning assets. Funds are provided for the operations from the proceeds from the sale of investments, from amortization and repayment of outstanding loans and investments, from net deposit inflow, and from borrowings. Our earnings depend primarily upon the difference between (1) noninterest income, and the interest and fees we receive from loans, the securities held in our investment portfolio and other investments, and (2) the expenses we incur in connection with obtaining funds for lending (including interest paid on deposits and other borrowings) and expenses relating to day-to-day operations.

     To the extent market conditions permit, our strategy is intended to insulate our interest rate gap from adverse changes in interest rates by maintaining spreads through the adjustability of our interest-earning assets and interest-bearing liabilities. Our ability to reduce interest-rate risk in our loan and investment portfolios depends upon a number of factors, many of which are beyond our control, including among others, competition for loans and deposits in our market area and conditions prevailing in the economy.

     Our primary sources of funds for loans and for other general business purposes are our capital, deposits and loan repayments. We expect that loan repayments will be relatively stable sources of funds, while deposit inflows and outflows will be significantly influenced by prevailing interest rates, money market rates, and general economic conditions. Generally, short-term borrowings may be used to compensate for reductions in normal sources of funds while longer-term borrowings may be used to support expanded lending activities.

     Our customers are primarily individuals, professionals, small and medium size businesses, and seasonal retirees located predominantly in St. Lucie County. We are expanding into our new location in Fort Pierce in the fall of 2003 to better serve the entire county.

     We continually seek to develop new business through an ongoing program of personal calls on both present and potential customers. As a local independent bank, we utilize traditional local advertising media to promote and develop loans and deposits. In addition, all of our directors have worked and lived in or near our market area for a number of years. We believe that these factors, coupled with the past and continued involvement of the directors, officers and staff in various local community activities, will further promote our image as a locally-owned independent institution, which we believe is an important factor to our targeted customer base.

     Personalized Products and Service. We strive to provide innovative financial products and high service levels and, to maintain strong customer relationships. We seek customers who prefer to conduct business with a locally owned and managed institution.

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

     Dedicated Employees. We believe that the key to our success lies with our employees, because it is through our employees that FPB is able to provide our banking customers with a very high level of service and attention. To this end, we seek to hire well qualified banking professionals who are committed to providing a superior level of banking service and are willing to accept a significant degree of responsibility. Each employee focuses on the individual customer’s needs and strives to deliver the specific products and services that are best suited to achieve the customer’s financial goals.

     Internal Growth and Branch Expansion. A lengthy review process was started to secure bids from several area contractors. We had purchased the corner lot at Virginia Avenue and 25th Street in Fort Pierce last year and much planning and detail concerning the location was put into motion. A number of meetings were held with six prospective contractors. We chose Paul Jacquin & Sons as the builder of record. The groundbreaking took place on January 15, 2003 and we anticipate a total of seven to nine months for the construction process. The building construction should start in early April and we hope to open the branch office prior to year end 2003.

     The building design will be similar to our Key West design at the Port St. Lucie office and will be a two story, 9,600 square foot facility. First Peoples Bank will occupy the groung floor with an estimated 3,500 square feet and the 6,000 plus square feet upstairs will be leased. We have already started getting calls for the new location regarding leasing information from interested parties. Our Board of Directors is now discussing future expansion plans for other branch sites.

     We expanded our courier program in 2002 to four persons and we now service over 800 accounts monthly. This program enables us to service commercial deposit and loan customers who are not in close proximity to the bank. This is a great convenience to our small business owners.

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

     Residential Loans. In order to be a full service bank, we actively engage in residential lending activities which includes the origination of residential mortgage loans. Our strategy is to sell, to the extent practical, all of our fixed- rate residential mortgage loan originations and a portion of our adjustable-rate loans. The sale of mortgage loans in the secondary market provides additional non-interest income, including mortgage loan origination fees and gains on the sale of mortgage loans.

     Maintain Strong Credit Quality. We place a great deal of emphasis on maintaining strong asset quality. The asset quality we are experiencing to date is principally due to our strict underwriting criteria, the relationship of our senior officers and directors to our customers and their knowledge of the demographics of our local community.

Primary Market Area

     We are the only financial institution headquartered in Port St. Lucie, Florida. Our extended geographic market also encompasses three neighboring communities, Stuart, St. Lucie West and Ft. Pierce, Florida. These communities are located in the northeastern portion of Martin County and central and northern St. Lucie County, respectively. St. Lucie and Martin counties have a total combined year-round adult population of approximately 305,000; during the winter season the population increases by approximately 20%. From 1990 to 2000, the population of St. Lucie County grew at a compound annual rate of 21.7%.

     Land development in the market area is primarily residential in nature and large tracts of land remain available for residential development. The market area is well connected to and easily accessible from other east coast communities and is served by Amtrak train service, Florida’s Turnpike and Interstate 95.

     St. Lucie West is home to the spring training facility for the New York Mets, the Florida champion St. Lucie Mets and the PGA training center, one of the best golf training centers in the world.

     Port St. Lucie is home to one of two family-oriented Club Med’s in the world. Originally a general development company community, Port St. Lucie has grown from a population of approximately 1,300 in 1977, to approximately 56,000 in 2000.

     Ft. Pierce was founded in 1901 and has grown to approximately 38,000 residents in 2000. According to the Economic Development Council, 150,000 people visit the Ft. Pierce downtown waterfront area annually.

Competition

     Competition for deposits and loans is intense among financial institutions in Florida and particularly in areas of high population concentrations such as St. Lucie County. Our competitors include institutions, such as Riverside National Bank of Florida, Bank of America, SunTrust, Wachovia Bank, First National Bank and Trust of the Treasure Coast, Harbor Federal Savings Bank, other commercial banks, savings banks, and credit unions. Additional competition for deposits comes from government securities, money-market funds, mutual fund and securities brokerage firms. Many of these competitors have substantially greater resources, higher lending limits, larger branch networks and are able to offer a broader range of products and services than we can offer.

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

     With respect to loans, we have targeted small to medium-sized businesses as our customer base, while the large out-of-state financial institutions, which have acquired several local banks, continue to shift the focus of the acquired banks away from these business opportunities. We also originate and sell residential loans by offering various adjustable-rate and fixed-rate mortgage loan products.

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

Loan Activities

     General. Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2002, the net loan portfolio totaled $41.7 million, or 70.9% of total assets.

     Loan Underwriting. Loan activities are subject to underwriting standards and loan origination procedures prescribed by the board of directors and management. Loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Our loan policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by the board of directors.

     Loans are approved at various management levels up to and including the board of directors, depending on the amount of the loan. Loan approvals are made in accordance with delegated authority approved by the board of directors. Generally loans less than $50,000 are approved by certain authorized officers. The President has individual loan authority up to $100,000. Generally, loans over $500,000 require approval by the board of directors.

     General Loan Policies. For real estate loans our policy is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy, which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required.

     We are permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 80% of the appraised value or of the purchase price, whichever is less, we are required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the value of the property. We will originate single-family residential mortgage loans with up to a 90% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 90% loan-to-value ratio are limited to special community support programs or one of the FHA, VA, or Farmers Home Administration guarantee or insurance programs. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 90%, including the amount of the first mortga ge, of the collateral. With respect to home loans granted for construction or combination construction/permanent financing, we will lend up to 80% of the appraised value of the property on an “as completed” basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 75% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property.

     The maximum amount which we could have loaned to one borrower and the borrower’s related entities as of December 31, 2002, was approximately $1.3 million. Our largest loan to a single borrower is a $1.2 million loan secured by commercial real estate and business assets, which was made prior to December 31, 2002.

     Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in St. Lucie and Martin counties. These types of loans amounted to $14.4 million or 34.1% of the total loan portfolio as of December 31, 2002. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years. We generally do not offer fixed-rate commercial real estate or multi-family real estate loans.

     Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 80%. Loans secured by this type of collateral will continue to be a part of our future loan program. Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. At December 31, 2002, the largest commercial real estate loan was approximately $1.2 million secured by property located in St. Lucie County, Florida. The largest multi-family real estate loan was $656,920. It is secured by 20 condominium units in Riviera Beach, Florida. Both loans are current.

     Commercial Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2002, the largest commercial loan was $400,000 secured by floor plan inventory. While we have made Small Business Administration loans, we generally will underwrite commercial loans for our own portfolio utilizing other sources of collateral and a maximum of 80% loan to value. As of December 31, 2002, we had $15.7 million in commercial loans, which was 37.2% of the total loan portfolio.

     Residential Loans. We currently originate fixed-rate residential mortgage loans and ARM loans for terms of up to 30 years. As of December 31, 2002, $1.0 million or 2.4% of our total loan portfolio consisted of one-to-four family residential real estate loans. As of such date, approximately $473,000, or 46.7% of these loans were ARM loans.

     The residential ARM loans currently being offered have interest rates that are fixed for a period of one, three or five years and then after the initial period the interest rate is adjusted annually based upon an index such as the yield on treasury securities adjusted to a one-year maturity, plus a margin. Most of our ARM loans limit the amount of any increase or decrease in the interest rate at each adjustment and over the life of the loan. Typical limitations are 2% for each adjustment with a limit of 6% over the life of the loan. We may offer ARM loans with different annual and life-of-loan interest change limits, shorter or longer adjustment periods and different base indices as may be appropriate to meet market demands, portfolio needs, and our interest-rate risk management goals. While the initial rate on ARM loans may be below a fully indexed rate, the loan is always underwritten based on the borrower’s ability to pay at the interest rate which would be in effect after adjustment of the loan. Some ARM loans include features that allow the borrower, under special conditions, to convert the loan to a fixed rate at the then prevailing market rates.

     ARM loans reduce our risks of changes in interest rates, but involve other risk because as interest rates increase, the borrower’s required payments increase, thus increasing the potential for default. Marketability of real estate loans is also affected by the level of interest rates.

     Our fixed rate home loans are originated for 30-year amortization terms. Borrowers requesting a term of 15 years or less are usually granted an interest rate slightly lower than is offered for a 30-year amortizing loan. These loans are originated in compliance with documentation and underwriting standards which permit their sale in the secondary market to institutional investors such as Fannie Mae. Fixed-rate home loans include a “due on sale” clause, which provides us with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. The “due on sale” provision is generally enforced. We sell all fixed rate, 30-year home loans in the secondary market. No such loans are held in our loan portfolio.

     Consumer Loans. We make various types of consumer loans, including automobile and boat loans, but primarily home equity loans. Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to its customers and because the shorter term and normally higher interest rates on such loans help maintain a profitable spread between our average loan yield and its cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant’s repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Our belief is that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and, therefore, we intend to continue to increase our investment in these types of loans. As of December 31, 2002, consumer loans amounted to $11.1 million, or 26.4% of the total loan portfolio.

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

     If foreclosure is required, when completed, the property is sold at a public auction in which we will generally participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in the other real estate owned “OREO” account until it is sold. We are permitted under federal regulations to finance sales of real estate owned by “loans to facilitate,” which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

     At December 31, 2002, we had non-accruing loans which were contractually past due 90 days or more of $168,000 and no troubled debt restructuring. We have never had any real estate owned.

Asset Classification

     Commercial banks are required to review and when appropriate classify their assets on a regular basis. FDIC and state banking examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or p ortion thereof is classified as loss, the insured institution establishes specific allowance for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored. At December 31, 2002, we did not have a material number of loans classified as substandard, doubtful, or loss.

Provision for Losses on Loans

     The provision for loan losses is established through a provision for loan losses charged against income. Loans are charged against the provision when we believe that the collectibility of the principal is unlikely. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. While we use our best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions. At December 31, 2002, we had a total allowance for loan losses of approximately $553,000 representing 1.31% of total loans.

Personnel

     As of December 31, 2002, we had 17 full-time employees and seven part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees to be good.

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

SUPERVISION AND REGULATION

General

     As a registered bank holding company, we are subject to an extensive body of state and federal banking laws and regulations which impose specific requirements and restrictions on virtually all aspects of our operations. We are affected by government monetary policy and by regulatory measures affecting the banking industry in general.

     The following is a brief summary of some of the statutes, rules and regulations which affect our operations. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Any change in applicable laws or regulations may have a material adverse effect on our business.

FPB Bancorp, Inc.

     We are a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, we are required to file annual reports and other information with the Federal Reserve regarding our business operations and those of our subsidiary. We are also subject to the supervision of, and to periodic inspections by, the Federal Reserve.

     The Bank Holding Company Act generally requires every bank holding company to obtain the prior approval of the Federal Reserve before:

  Acquiring all or substantially all of the assets of a bank;
  Acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company; or
  Merging or consolidating with another bank holding company.

     The Bank Holding Company Act and the Federal Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require that, depending on the particular circumstances, either the Federal Reserve’s approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company, not a bank holding company, acquiring control of a bank holding company, subject to certain exemptions. Control is conclusively presumed to exist when an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Except as authorized by the Bank Holding Company Act and Federal Reserve regulations or order, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any business other than the business of banking or managing and controlling banks. Some of the activities the Federal Reserve has determined by regulation to be proper incidents to the business of banking, and thus permissible for bank holding companies, include:

  Making or servicing loans and certain types of leases;
  Engaging in certain insurance and discount brokerage activities;
  Performing certain data processing services;
  Acting in certain circumstances as a fiduciary or investment or financial advisor;
  Providing management consulting services;
  Owning savings associations; and
  Making investments in corporations or projects designed primarily to promote community welfare.

     In accordance with Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve’s policy, we may be required to provide financial support to First Peoples at a time when, absent such Federal Reserve policy, it might not be deemed advisable to provide such assistance. Under the Bank Holding Company Act, the Federal Reserve may also require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

First Peoples Bank

     As a state-chartered bank, we are subject to the supervision and regulation of the Florida Department of Financial Services and the FDIC. Our deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, we must pay a semi-annual statutory assessment and comply with the rules and regulations of the FDIC. The assessment levied on a bank for deposit insurance varies, depending on the capital position of each bank, and other supervisory factors. Currently, we are subject to the statutory assessment.

     Areas regulated and monitored by the bank regulatory authorities include:

  Security devices and procedures;
  Adequacy of capitalization and loss reserves;
  Loans;
  Investments;
  Borrowings;
  Deposits;
  Mergers;
  Issuances of securities;
  Payment of dividends;
  Establishment of branches;
  Corporate reorganizations;
  Transactions with affiliates;
  Maintenance of books and records; and
  Adequacy of staff training to carry out safe lending and deposit gathering practices.

Capital Adequacy Requirements

     Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank and its holding company’s assets reach $150 million, the capital adequacy guidelines issued by the Federal Reserve are applied to bank holding companies on a non- consolidated basis, unless the bank holding company is engaged in non-bank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. The OCC’s and the FDIC’s risk-based capital guidelines apply directly to insured state banks regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

     Capital is then classified into two categories, Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholder’s equity, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated, and other qualifying term debt, preferred stock not qualifying for Tier 1 capital, and a limited amount of allowance for credit losses, up to a designated percentage of risk-weighted assets. Under the risk-based guidelines, financial institutions must maintain a specified minimum ratio of “qualifying” capital to risk-weighted assets. At least 50% of an institution’s qualifying capital must be “core” or “Tier 1” capital, and the balance may be “supplementary” or “Tier 2” capital. In addition, the guidelines require banks to maintain a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Ti er 1 leverage capital to assets ratio of 3%. All other institutions are required to maintain a Tier 1 leverage capital ratio of 4% or greater, based upon their particular circumstances and risk profiles.

     Federal banking regulators have adopted regulations revising the risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank’s financial condition and is inherent to the business of banking. Under the regulations, when evaluating a bank’s capital adequacy, the revised capital standards now explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank’s economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts.

     Federal bank regulatory agencies possess broad powers to take prompt corrective action as deemed appropriate for an insured depository institution and its holding company, based on the institution’s capital levels. The extent of these powers depends upon whether the institution in question is considered “well -capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized”. Generally, as an institution is deemed to be less well-capitalized, the scope and severity of the agencies’ powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well-capitalized” depository institution may accept brokered deposits without prior regulatory approval, and can engage in various expansion activities wit h prior notice, rather than prior regulatory approval. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change the capital position of our subsidiary banks in a relatively short period of time. Failure to meet these capital requirements could subject the subsidiary banks to prompt corrective action provisions of the OCC or the FDIC, which may include filing with the appropriate bank regulatory authorities a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, we would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless we could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time.

Dividends

     Our ability to pay cash dividends will depend almost entirely upon the amount of dividends that First Peoples is permitted to pay by statutes or regulations. Additionally, the Florida Business Corporation Act provides that we may only pay dividends if the dividend payment would not render us insolvent, or unable to meet our obligations as they come due.

     The Florida Department of Financial Services limits a bank’s ability to pay dividends. As a state-chartered bank, we are subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the banks’ capital under certain circumstances without the prior approval of the Florida Department of Financial Services and the FDIC. Except with the prior approval of the Florida Department of Financial Services, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank in Florida is required to transfer at least 20% of its net income to surplus until their surplus equals the amount of paid-in capital.

Other Laws

     State usury and credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. Our loans are also subject to federal laws applicable to credit transactions, such as the:

  Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;
  Community Reinvestment Act, which requires financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers;
  Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;
  Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;
  Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;
  Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies; and
  The rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

     Our operations are also subject to the:

  The privacy provisions of the Gramm-Leach-Bliley Act of 1999, which requires us to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to our customers, and allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;
  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
  Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of debit cards, automated teller machines and other electronic banking services.

Interstate Banking and Branching

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, eligible bank holding companies in any state are permitted, with Federal Reserve approval, to acquire banking organizations in any other state. The Interstate Banking and Branching Efficiency Act also removed substantially all of the prohibitions on interstate branching by banks. The authority of a bank to establish and operate branches within a state, however, continues to be subject to applicable state branching laws. Under current Florida law, we are permitted to establish branch offices throughout Florida with the prior approval of either the OCC or the Florida Department of Financial Services and the FDIC. In addition, with prior regulatory approval, we would be able to acquire existing banking operations in other states.

Financial Modernization

     The Gramm-Leach-Bliley Act of 1999 sought to achieve significant modernization of the federal bank regulatory framework by allowing the consolidation of banking institutions with other types of financial services firms, subject to various restrictions and requirements. In general, the Gramm-Leach-Bliley Act repealed most of the federal statutory barriers which separated commercial banking firms from insurance and securities firms and authorized the consolidation of such firms in a “financial services holding company”. We have no immediate plans to utilize the structural options created by the Gramm-Leach-Bliley Act, but may develop such plans in the future. In the meantime, we will provide our customers with a broad range of financial products and services, including various insurance products and securities brokerage services, through our wealth management subsidiary and through cooperative arrangements with certain third-party vendors.

     After September 11, 2001, terrorist attacks in New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding. A series of orders were issued which identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The USA Patriot Act:

  Substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States;
  Imposes new compliance and due diligence obligations;
  Creates new crimes and penalties;
  Compels the production of documents located both inside and outside the United States; including those of foreign institutions that have a correspondent relationship in the United States; and
  Clarifies the safe harbor from civil liability to customers.

     In addition, the United States Treasury Department issued regulations in cooperation with the federal banking agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission and the Department of Justice to:

  Require customer identification and verification;
  Expand the money-laundering program requirement to the major financial services sectors; including insurance and unregistered investment companies, such as hedge funds; and
  Facilitate and permit the sharing of information between law enforcement and financial institutions, as well as among financial institutions themselves.

The United States Treasury Department also has created the Treasury USA PATRIOT Act Task Force to work with other financial regulators, the regulated community, law enforcement and consumers to continually improve the regulations.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). The Securities and Exchange Commission (the “SEC”) has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase our expenses.

ITEM 2.      DESCRIPTION OF PROPERTY

     Our main office is owned and is located at 1301 SE Port St. Lucie Boulevard, Port St. Lucie, Florida 34952. It was purchased in 2002 for approximately $1.1 million. We purchased land for our new branch office in Fort Pierce, Florida and the building construction should start in early April. We hope to open the branch office prior to year end 2003. The building design will be similar to our Key West design at the Port St. Lucie office and will be a two story, 9,600 square foot facility. First Peoples Bank will occupy the groung floor with an estimated 3,500 square feet and the 6,000 plus square feet upstairs will be leased.

ITEM 3.      LEGAL PROCEEDINGS

     There are no material proceedings to which FPB or the Bank is a party or to which any of our properties are subject which are not in the ordinary course of business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of February 28, 2003, we had approximately 950 shareholders. There is no established trading market for our common stock, $0.01 par value. It is not anticipated that an active public market will develop for our stock because at this time, we do not intend to seek a listing for our common stock on a national securities exchange or to qualify it for quotation on an automated quotation system. Therefore, no reliable information is available as to trades of the common stock or as to the prices at which common stock has traded. FPB hereby incorporates the section entitled “Executive Compensation” at page 13 of the definitive Proxy Statement which is attached hereto as exhibit 99.1.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 4 of the 2002 Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained at pages 5 through 15 of the 2002 Annual Report. The 2002 Annual Report is attached hereto as exhibit 99.2.

ITEM 7.      FINANCIAL STATEMENTS

     FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 4 of the 2002 Annual Report and the section entitled “Financial Statements” contained at pages 16 through 37 of the 2002 Annual Report. The 2002 Annual Report is attached hereto as exhibit 99.2.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Neither FPB nor the Bank has had any disagreements with its accountants.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information appearing under the headings “Election of Directors,” at pages 5 through 9 of the definitive Proxy Statement and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” at page 16 of the definitive Proxy Statement relating to the annual meeting of shareholders, scheduled to be held on April 30th, 2003, is incorporated herein by reference. The definitive Proxy Statement is attached hereto as an exhibit. None of the officers and directors named in those sections have been involved in any material legal proceedings.

ITEM 10.      EXECUTIVE COMPENSATION

     The information appearing under the heading “Executive Compensation” at pages 11 through 12 of the definitive Proxy Statement is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information appearing under the heading and “Beneficial Ownership of Directors and Executive Officers” at page 10 of the definitive Proxy Statement is incorporated herein by reference. The following table sets forth our compensation plan information as of December 31, 2002. As discussed in our definitive Proxy Statement, we are amending our Stock Option Plan to increase the number of shares available for grant.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants andrights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved
by security holders	97,882	$10.00	0
Equity compensation plans not approved
by security holders	-	-	-

Total	97,882	$10.00	0

ITEM 12.      CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     The information appearing under the caption “Certain Relationships and Related Transactions” at page 13 of the definitive Proxy Statement is incorporated herein by reference.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of FPB’s Registration Statement on Form 8-A, filed with the SEC on November 16, 2001. The exhibits which are marked by a double asterisk (**) were previously filed as a part of the Bank’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000. The exhibits which are marked by a triple asterisk (***) were previously filed as a part of the Bank’s 2000 Form 10-KSB, filed with the FDIC on April 9, 2001.

Exhibit No.	Description of Exhibit

*3.1	Articles of Incorporation
*3.2	Bylaws
*4.1	Specimen copy of certificate evidencing shares of FPB’s common stock, $0.01 par value
**4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
**4.3	Warrant Agreement
***4.4	Non-Qualified Stock Option Agreement
**10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
***10.2	Employment Agreement for David W. Skiles
99.1	FPB’s 2003 Proxy Statement
99.2	FPB’s 2002 Annual Report
99.3	CEO Certification under 906 of the Sarbanes-Oxley Act
99.4	CFO Certification under 906 of the Sarbanes-Oxley Act

(b) Reports on Form 8-K. During the quarter ended December 31, 2002, no reports were filed by FPB on Form 8-K.

ITEM 14.      CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

     FPB maintains controls and procedures designed to ensure that information required to be disclosed in the reports that FPB files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the

Chief Executive and Chief Financial Officer of FPB concluded that FPB’s disclosure controls and procedures were adequate.

(b)   Changes in internal controls

     FPB made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPB BANCORP, INC.

Date: March 26, 2003	By:	/s/ David W. Skiles

David W. Skiles
Chief Executive Officer, President and Director

Date: March 26, 2003	By:	/s/ Nancy Aumack

Nancy Aumack
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Autin
	Director	March 26, 2003
James L. Autin, M.D.

	Vice Chairman of the Board	March __, 2003
John R. Baker, Sr.

/s/ Gary A. Berger
	Chairman of the Board	March 28, 2003
Gary A. Berger

/s/ Donald J. Cuozzo
	Director	March 28, 2003
Donald J. Cuozzo

/s/ Ann L. Decker
	Director	March 28, 2003
Ann L. Decker

/s/ Paul J. Miret
	Director	March 26, 2003
Paul J. Miret

/s/ Robert L. Schweiger
	Corporate Secretary and Director	March 26, 2003
Robert L. Schweiger

/s/ Robert L. Seeley
	Director	March 27, 2003
Robert L. Seeley

/s/ David W. Skiles
	Chief Executive Officer President and Director	March 26, 2003
David W. Skiles

	Director	March __, 2003
Thomas E. Warner

/s/ Paul A. Zinter
	Director	March __, 2003
Paul A. Zinter

CERTIFICATIONS

I, David W. Skiles, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of FPB Bancorp, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)

all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Date:	March 26, 2003	By:	/s/ David W. Skiles

David W. Skiles, President and Chief Executive Officer

I, Nancy Aumack, certify, that:

1.	I have reviewed this annual report on Form 10-KSB of FPB Bancorp, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)

all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Date:	March 26, 2003	By:	/s/ Nancy Aumack

Nancy Aumack, Chief Financial Officer