Form 10QSB
period 2003-03-31
FPB BANCORP INC
filed 2003-05-12
CIK 1162245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to

Commission File Number 000-33351

FPB BANCORP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	65-1147861

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 SE Port St. Lucie Boulevard
Port St. Lucie, Florida 34952

(Address of Principal Executive Offices)

(772) 398-1388

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES   ☑    NO   ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	817,775 shares

(class)	Outstanding at March 31, 2003

Transitional Small Business Format (check one): YES   ☐    NO   ☑

FPB BANCORP, INC. AND SUBSIDIARY

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002	2
Condensed Consolidated Statements of Earnings - Three Months ended March 31, 2003 and 2002 (unaudited)	3
Condensed Consolidated Statements of Stockholders’ Equity - Three Months ended March 31, 2003 and 2002 (unaudited)	4
Condensed Consolidated Statements of Cash Flows - Three Months ended March 31, 2003 and 2002 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6-8
Review By Independent Accountants	9
Report on Review by Independent Accountants	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14
Item 3. Controls and Procedures	15
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 6. Exhibits and Reports on Form 8-K	15
SIGNATURES	16
CERTIFICATIONS	17-18

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Cash and due from banks	$3,279	3,414
Interest-bearing deposits with banks	3,009	2,001
Federal funds sold	3,336	2,410

Total cash and cash equivalents	9,624	7,825
Securities available for sale	5,565	6,272
Securities held to maturity	318	425
Loans, net of allowance for loan losses of $614 and $553	43,035	41,662
Premises and equipment, net	1,805	1,778
Federal Home Loan Bank stock, at cost	122	80
Accrued interest receivable	221	197
Deferred income taxes	356	356
Other assets	226	172

Total assets	$61,272	58,767

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	9,962	9,447
Savings, NOW and money-market deposits	18,616	15,885
Time deposits	24,722	24,933

Total deposits	53,300	50,265
Official checks	451	1,026
Other liabilities	212	163

Total liabilities	53,963	51,454

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 817,775 shares issued and outstanding	8	8
Additional paid-in capital	7,930	7,932
Accumulated deficit	(640)	(687)
Accumulated other comprehensive income	11	60

Total stockholders’ equity	7,309	7,313

Total liabilities and stockholders’ equity	$61,272	58,767

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended
	March 31,

	2003	2002

Interest income:
Loans	$745	644
Securities	58	66
Other	15	17

Total interest income	818	727

Interest expense:
Deposits	251	272
Other	—	1

Total interest expense	251	273

Net interest income	567	454
Provision for loan losses	83	55

Net interest income after provision for loan losses	484	399

Noninterest income:
Service charges and fees on deposit accounts	53	49
Other fees	6	3
Gain on sale of securities available for sale	33	—
Other	27	2

Total noninterest income	119	54

Noninterest expenses:
Salaries and employee benefits	214	196
Occupancy and equipment	67	81
Advertising	38	19
Professional fees	57	28
Data processing	53	39
Other	97	75

Total noninterest expenses	526	438

Earnings before income taxes	77	15
Income taxes	30	7

Net earnings	$47	8

Earnings per share, basic and diluted	$.06	.02

Weighted-average number of shares, basic and diluted	817,775	489,410

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2003 and 2002
(Dollars in thousands)

					Accumulated
					Other
					Compre-
	Common Stock		Additional		hensive	Total
			Paid-In	Accumulated	Income	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2001	489,410	$5	4,846	(761)	—	4,090

Comprehensive income (loss):
Net loss for the three months ended March 31, 2002 (unaudited)	—	—	—	8	—	8
Net change in unrealized gain on securities available for sale, net of taxes of $20 (unaudited)	—	—	—	—	(33)	(33)

Comprehensive income (loss) (unaudited)						(25)

Balance at March 31, 2002 (unaudited)	489,410	$5	4,846	(753)	(33)	4,065

Balance at December 31, 2002	817,775	$8	7,932	(687)	60	7,313

Comprehensive income:
Net earnings for the three months ended March 31, 2003 (unaudited)	—	—	—	47	—	47
Net change in unrealized gain on securities available for sale, net of taxes of $30 (unaudited)	—	—	—	—	(49)	(49)

Comprehensive income (unaudited)						(2)

Additional stock offering costs (unaudited)	—	—	(2)	—	—	(2)

Balance at March 31, 2003 (unaudited)	817,775	$8	7,930	(640)	11	7,309

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$47	8
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	35	25
Provision for loan losses	83	55
Deferred income taxes	30	7
Amortization of loan fees	(2)	2
Net amortization of securities	(19)	2
Gain on sale of securities available for sale	(33)	—
Increase in accrued interest receivable	(24)	(10)
Increase in other assets	(54)	(6)
Decrease in official checks and other liabilities	(526)	(249)

Net cash used in operating activities	(463)	(166)

Cash flows from investing activities:
Purchase of securities available for sale	(2,073)	(2,000)
Principal payments on securities available for sale	574	65
Proceeds from calls of securities available for sale	—	1,500
Proceeds from sale of securities available for sale	2,179	—
Principal payments on securities held to maturity	107	129
Net increase in loans	(1,454)	(2,933)
Purchase of premises and equipment	(62)	(24)
Purchase of Federal Home Loan Bank stock	(42)	—

Net cash used in investing activities	(771)	(3,263)

Cash flows from financing activities:
Net increase in deposits	3,035	8,987
Decrease in federal funds purchased	—	(1,500)
Decrease in Federal Home Loan Bank advance	—	(1,000)
Net increase in notes payable	—	11
Payment of common stock offering costs	(2)	—

Net cash provided by financing activities	3,033	6,498

Net increase in cash and cash equivalents	1,799	3,069
Cash and cash equivalents at beginning of period	7,825	2,448

Cash and cash equivalents at end of period	$9,624	5,517

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$250	271

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain or loss on securities available for sale	$(49)	(33)

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. FPB Bancorp, Inc. is a one-bank holding company and owns 100% of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Port St. Lucie, Florida.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. Loans identified as impaired at March 31, 2003 and 2002 and for the three-month periods then ended are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Gross loans with related allowance for losses recorded, at end of period	$69	—
Less: Allowance on these loans	34	—

Net investment in impaired loans, at end of period	$35	—

Average investment in impaired loans	$59	—

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Balance at beginning of period	$553	359
Provision for loan losses	83	55
Charge-offs	(22)	(5)

Balance at end of period	$614	409

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At March 31,	At December 31,
	2003	2002

Nonaccrual loans	$143	168
Past due ninety days or more, but still accruing	—	—

	$143	168

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2003 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Percentage	Regulatory
	of the Bank	Requirement

Tier I capital to total average assets	9.20%	4.00%
Tier I capital to risk-weighted assets	13.05%	4.00%
Total capital to risk-weighted assets	14.30%	8.00%

(4)	Earnings Per Share. Basic and diluted earnings per share are computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not dilutive.

(5)	Stock Options. The Company established an Incentive Stock Option Plan for officers and employees of the Company and reserved 97,882 shares of common stock for the plan. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options vest 33.3% during the second and third year, respectively, after grant and are fully exercisable during the fourth year after the grant date. The options must be exercised within ten years from the date of grant. A summary of stock option follows ($ in thousands, except share amounts):

Range
		of Per	Weighted-
	Share	Average	Aggregate
	Number of	Option	Per Share	Option
	Shares	Price	Price	Price

Outstanding at December 31, 2002 and March 31, 2003	97,882	$10.00-10.50	10.03	982

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock Options, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price which approximated the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended
	March 31,

	2003	2002

Net earnings as reported	$47	8
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	3	10

Proforma net earnings (loss)	$44	(2)

Earnings per share:
Basic and diluted, as reported	$.06	.02

Basic and diluted, proforma	$.05	—

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Bank’s independent accountants, have made a limited review of the interim financial data as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountant’s Report

FPB Bancorp, Inc.
Port St. Lucie, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2003, and the related condensed consolidated statements of earnings, changes in stockholder’s equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
April 21, 2003

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Comparison of March 31, 2003 and December 31, 2002

Liquidity and Capital Resources

The Company’s primary sources of cash during the three months ended March 31, 2003 were from net deposit inflow of approximately $3.0 million, proceeds from sales, prepayments and calls of securities available for sale totaling $2.9 million. Cash was used primarily for net loan originations of $1.5 million and purchase of securities available for sale of $2.1 million. At March 31, 2003, the Company had time deposits of $7.2 million that mature in one year or less. At March 31, 2003, the Bank exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2003	2002	2002

Average equity as a percentage of average assets	12.58%	11.11%	8.96%
Equity to total assets at end of period	11.93%	12.44%	8.48%
Return on average assets (1)	.32%	.14%	.07%
Return on average equity (1)	2.56%	1.29%	.78%
Noninterest expenses to average assets (1)	3.63%	3.53%	3.84%
Nonperforming loans to total assets at end of period	.2%	NIL	NIL

(1)	Annualized for the three months ended March 31, 2003 and 2002.

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and construction loans and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and construction loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2003, follows (in thousands):

Contract
Amount

Commitments to extend credit	$756

Unused lines of credit and construction loans	$5,197

Standby letters of credit	$251

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2003.

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

	Three Months Ended March 31,

	2003			2002

		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$43,464	745	6.86%	$33,873	644	7.60%
Securities	6,156	58	3.77	5,264	66	5.02
Other (1)	2,526	15	2.38	4,173	17	1.63

Total interest-earning assets	52,146	818	6.27	43,310	727	6.71

Noninterest-earning assets	5,771			2,325

Total assets	$57,917			$45,635

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	15,196	71	1.87	11,897	62	2.08
Time deposits	23,534	180	3.06	20,954	210	4.01
Other (2)	—	—	—	503	1	.80

Total interest-bearing liabilities	38,730	251	2.59	33,354	273	3.27

Demand deposits	10,926			7,545
Noninterest-bearing liabilities	976			648
Stockholders’ equity	7,285			4,088

Total liabilities and stockholders’ equity	$57,917			$45,635

Net interest income		$567			$454

Interest-rate spread (3)			3.68%			3.44%

Net interest margin (4)			4.35%			4.19%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.35			1.30

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock, time deposit and interest-bearing deposits with banks.

(2)	Includes Federal Home Loan Bank advances and notes payable.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2003 and 2002

General. Net earnings for the three months ended March 31, 2003, were $47,000 or $.06 per basic and diluted share compared to net earnings of $8,000 or $.02 per basic and diluted share for the period ended March 31, 2002. This increase in the Company’s net earnings was primarily due to an increase in net interest income which was partially offset by an increase in the provision for loan losses and noninterest expense, all of which were due to the overall growth of the Company.

Interest Income. Interest income increased to $818,000 for the three months ended March 31, 2003 from $727,000 for the three months ended March 31, 2002. Interest income on loans increased to $745,000 due primarily to an increase in the average loan portfolio balance for the three months ended March 31, 2003, partially offset by a decrease in the average yield earned from 7.60% for the three months ended March 31, 2002 to 6.86% for the three months ended March 31, 2003. Interest on securities decreased to $58,000 due primarily to a decrease in the average yield earned during the three months ended March 31, 2003 partially offset by an increase in the average balance in the securities portfolio in 2003.

Interest Expense. Interest expense on deposit accounts decreased to $251,000 for the three months ended March 31, 2003, from $272,000 for the three months ended March 31, 2002. Interest expense decreased primarily because of a decrease in the average rate paid on deposits during 2003, partially offset by an increase in the average balance of deposits during 2003.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended March 31, 2003, was $83,000 compared to $55,000 for the same period in 2002. The increase in the provision was due to increased charge-offs during the three months ended March 31, 2003. Management believes the balance in the allowance for loan losses of $614,000 at March 31, 2003, is adequate.

Noninterest Income. Total noninterest income increased to $119,000 for the three months ended March 31, 2003, from $54,000 for the three months ended March 31, 2003 primarily as a result of the $33,000 gain on the sale of securities available for sale during 2003.

Noninterest Expenses. Total noninterest expenses increased to $526,000 for the three months ended March 31, 2003 from $438,000 for the three months ended March 31, 2002, primarily due to an increase in employee compensation and benefits of $18,000, an increase in professional fees of $29,000, an increase in data processing expense of $14,000 and an increase in other expenses of $18,000 all due to the continued growth of the Company.

Income Taxes. Income taxes for the three months ended March 31, 2003, were $30,000 (an effective rate of 39%) compared to an income taxes of $7,000 (an effective rate of 47%) for the three months ended March 31, 2002. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

FPB BANCORP, INC. AND SUBSIDIARY

Item 3. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in Internal Controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceeding to which the Company is a party or to which any of their property is subject.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an asterisk (*) were previously filed as a part of the Company’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000.

Exhibit No.	Description of Exhibit

*3.1	Articles of Incorporation
*3.2	Bylaws
*4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
*4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
*4.3	Warrant Agreement
*4.4	Non-Qualified Stock Option Agreement
*10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
*10.2	Employment Agreement for David W. Skiles
99.1	CEO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
99.2	CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. There were no Form 8-K’s filed during the three months ended March 31, 2003.

FPB BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC. (Registrant)

Date:	May 12, 2003	By:	/s/ David W. Skiles

David W. Skiles, President and Chief Executive Officer

Date:	May 12, 2003	By:	/s/ Nancy E. Aumack

Nancy E. Aumack, Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, David W. Skiles, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of FPB Bancorp, Inc.;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	By:	/s/ David W. Skiles

David W. Skiles, President and Chief Executive Officer

I, Nancy E. Aumack, certify, that:

1.	I have reviewed this quarterly report on Form 10-QSB of FPB Bancorp, Inc.;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	By:	/s/ Nancy E. Aumack

Nancy E. Aumack, Senior Vice President and Chief Financial Officer