Form 10QSB
period 2003-06-30
FPB BANCORP INC
filed 2003-08-11
CIK 1162245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

YES  ☑    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	817,775 shares

(class)	Outstanding at June 30, 2003

Transitional Small Business Format (check one):    YES  ☐    NO  ☑

FPB BANCORP, INC. AND SUBSIDIARY

INDEX

PART I. FINANCIAL INFORMATION

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets

Cash and due from banks	$2,416	3,414
Interest-bearing deposits with banks	5,024	2,001
Federal funds sold	3,938	2,410

Total cash and cash equivalents	11,378	7,825

Securities available for sale	6,411	6,272
Securities held to maturity	718	425
Loans, net of allowance for loan losses of $654 and $553	46,568	41,662
Premises and equipment, net	1,797	1,778
Federal Home Loan Bank stock, at cost	122	80
Accrued interest receivable	188	197
Deferred income taxes	295	356
Other assets	337	172

Total assets	$67,814	58,767

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	10,938	9,447
Savings, NOW and money-market deposits	24,127	15,885
Time deposits	24,743	24,933

Total deposits	59,808	50,265

Official checks	491	1,026
Other liabilities	109	163

Total liabilities	60,408	51,454

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 817,775 shares issued and outstanding	8	8
Additional paid-in capital	7,930	7,932
Accumulated deficit	(550)	(687)
Accumulated other comprehensive income	18	60

Total stockholders’ equity	7,406	7,313

Total liabilities and stockholders’ equity	$67,814	58,767

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans	$765	696	1,510	1,340
Securities	50	73	108	139
Other	24	16	39	33

Total interest income	839	785	1,657	1,512

Interest expense:
Deposits	254	281	505	553
Other	—	1	—	2

Total interest expense	254	282	505	555

Net interest income	585	503	1,152	957
Provision for loan losses	89	51	172	106

Net interest income after provision for loan losses	496	452	980	851

Noninterest income:
Service charges and fees	56	50	109	99
Other fees	9	5	15	8
Gain on sale of securities available for sale	—	—	33	—
Loan brokerage fees	99	—	99	—
Other	38	1	65	3

Total noninterest income	202	56	321	110

Noninterest expenses:
Salaries and employee benefits	233	200	447	396
Occupancy and equipment	66	82	133	163
Advertising	48	10	86	29
Professional fees	41	23	98	51
Data processing	50	41	103	80
Other	114	91	211	166

Total noninterest expenses	552	447	1,078	885

Earnings before income taxes	146	61	223	76
Income taxes	56	24	86	31

Net earnings	$90	37	137	45

Earnings per share, basic and diluted	$.11	.07	.17	.09

Weighted-average number of shares, basic and diluted	817,775	502,971	817,775	496,191

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2003 and 2002

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	489,410	$5	4,846	(761)	—	4,090

Comprehensive income:
Net earnings for the six months ended June 30, 2002 (unaudited)	—	—	—	45	—	45
Net change in unrealized gain on securities available for sale, net of taxes of $16 (unaudited)	—	—	—	—	25	25

Comprehensive income (loss) (unaudited)						70

Proceeds from issuance of common stock (unaudited)	84,235	1	811	—	—	812

Balance at June 30, 2002 (unaudited)	573,645	$6	5,657	(716)	25	4,972

Balance at December 31, 2002	817,775	$8	7,932	(687)	60	7,313

Comprehensive income:
Net earnings for the six months ended June 30, 2003 (unaudited)	—	—	—	137	—	137
Net change in unrealized gain on securities available for sale, net of tax benefit of $25 (unaudited)	—	—	—	—	(42)	(42)

Comprehensive income (unaudited)						95

Stock offering costs (unaudited)	—	—	(2)	—	—	(2)

Balance at June 30, 2003 (unaudited)	817,775	$8	7,930	(550)	18	7,406

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$137	45
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	43	47
Provision for loan losses	172	106
Deferred income taxes	86	31
Net amortization of loan fees	(7)	2
Net amortization of securities	45	3
Gain on the sale of securities available for sale	(33)	—
Decrease (increase) in accrued interest receivable	9	(32)
Increase in other assets	(165)	(16)
Decrease in official checks and other liabilities	(589)	(193)

Net cash used in operating activities	(302)	(7)

Cash flows from investing activities:
Purchase of securities held to maturity	(500)	—
Purchase of securities available for sale	(4,594)	(2,500)
Principal payments on securities available for sale	1,129	118
Proceeds from calls of securities available for sale	1,000	3,000
Proceeds from sale of securities available for sale	2,249	—
Principal payments on securities held to maturity	205	225
Purchase of Federal Home Loan Bank stock	(42)	—
Maturity of time deposit	—	100
Net increase in loans	(5,071)	(6,266)
Purchase of premises and equipment	(62)	(41)

Net cash used in investing activities	(5,686)	(5,364)

Cash flows from financing activities:
Net increase in deposits	9,543	10,017
Decrease in federal funds purchased	—	(1,500)
Decrease in Federal Home Loan Bank advance	—	(1,000)
Net increase in notes payable	—	63
Proceeds from the issuance of common stock	—	812
Stock offering costs	(2)	—

Net cash provided by financing activities	9,541	8,392

Net increase in cash and cash equivalents	3,553	3,021
Cash and cash equivalents at beginning of period	7,825	2,448

Cash and cash equivalents at end of period	$11,378	5,469

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized of $12 in 2002	$503	550

Income taxes	$—	—

Noncash transaction
Accumulated other comprehensive income, change in unrealized gain on securities available for sale	$(42)	25

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. FPB Bancorp, Inc. is a one-bank holding company and owns 100% of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Port St. Lucie, Florida.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003, and the results of operations for the three- and six-month periods ended June 30, 2003 and 2002, and cash flows for the six month periods ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. Loans identified as impaired at March 31, 2003 and 2002 and for the three- and six-month periods then ended are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Gross loans with related allowance for losses recorded, at end of period	$—	—	—	—
Less: Allowance on these loans	—	—	—	—

Net investment in impaired loans, at end of period	$—	—	—	—

Average investment in impaired loans	$22	—	37	—

Interest income recognized on impaired loans	$—	—	—	—

Interest income received on impaired loans	$—	—	—	—

The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Balance at beginning of period	$614	409	553	359
Provision charged to earnings	89	51	172	106
(Charge-offs) recoveries, net	(49)	2	(71)	(3)

Balance at end of period	$654	462	654	462

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At June 30, 2003	At December 31, 2002
Nonaccrual loans	$12	168
Past due ninety days or more, but still accruing	—	—

	$12	168

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2003 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Ratios of the Bank	Regulatory Requirement
Tier I capital to total average assets	13.49%	4.00%
Tier I capital to risk-weighted assets	12.24%	4.00%
Total capital to risk-weighted assets	8.71%	8.00%

(4)	Earnings Per Share. Basic and diluted earnings per share are computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not dilutive.

(5)	Stock Options. The Company established an Incentive Stock Option Plan for officers and employees of the Company and reserved 97,882 shares of common stock for the plan. The Plan was amended in April 2003 to increase the number of shares available for grant to 122,666. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options vest 33.3% during the second and third year, respectively, after grant and are fully exercisable during the fourth year after the grant date. The options expire in ten years from the date of grant. A summary of stock option follows ($ in thousands, except share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2002 and June 30, 2003	97,882	$10.00-10.50	10.03	982

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock Options, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price which approximated the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings as reported	$90	37	137	45
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	3	10	6	20

Proforma net earnings	$87	27	131	25

Earnings per share:
Basic and diluted, as reported	$.11	.07	.17	.09

Basic and diluted, proforma	$.11	.05	.16	.05

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company’s independent accountants, have made a limited review of the interim financial data as of June 30, 2003, and for the three- and six-month periods ended June 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountant’s Report

FPB Bancorp, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2003, and the related condensed consolidated statements of earnings, for the three- and six-month periods ended June 30, 2003 and 2002 and the related condensed consolidated statements of stockholders equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/    Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

July 25, 2003

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company’s primary sources of cash during the six months ended June 30, 2003 were from net deposit inflow of approximately $9.5 million, and proceeds from sales, prepayments and calls of securities available for sale totaling $4.5 million. Cash was used primarily for net loan originations of $5.1 million and purchase of securities of $5.1 million. At June 30, 2003, the Company had time deposits of $8.2 million that mature in one year or less. At June 30, 2003, the Bank exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002	Six Months Ended June 30, 2002
Average equity as a percentage of average assets	12.09%	11.11%	8.95%
Equity to total assets at end of period	10.92%	12.44%	9.95%
Return on average assets (1)	.45%	14%	19%
Return on average equity (1)	3.74%	1.29%	2.12%
Noninterest expenses to average assets (1)	3.56%	3.53%	3.72%
Nonperforming loans to total assets at end of period	NIL	NIL	13%
(1) Annualized for the six months ended June 30, 2003 and 2002.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2003, follows (in thousands):

Contract Amount
Commitments to extend credit	$1,875

Unused lines of credit and construction loans	$5,965

Standby letters of credit	$189

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

	Three Months Ended June 30,
	2003			2002
	Average Balance	Interest and Dividends	Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$44,214	765	6.92%	$37,090	696	7.51%
Securities	6,879	50	2.91	5,987	73	4.88
Other (1)	3,382	24	2.84	3,966	16	1.61

Total interest-earning assets	54,475	839	6.16	47,043	785	6.67

Noninterest-earning assets	8,698			2,357

Total assets	$63,173			$49,400

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	20,292	84	1.66	12,781	67	2.10
Time deposits	24,799	170	2.74	22,429	214	3.82
Other (2)	—	—	—	385	1	1.04

Total interest-bearing liabilities	45,091	254	2.24	35,595	282	3.17

Demand deposits	9,888			8,673
Noninterest-bearing liabilities	837			725
Stockholders’ equity	7,357			4,407

Total liabilities and stockholders’ equity	$63,173			$49,400

Net interest income		$585			$503

Interest-rate spread (3)			3.92%			3.50%

Net interest margin (4)			4.30%			4.28%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.21			1.32

(1)	Includes federal funds sold, Federal Home Loan Bank stock, time deposit and interest-bearing deposits with banks.
(2)	Includes Federal Home Loan Bank advances and notes payable.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$43,503	1,510	6.94%	$35,490	1,340	7.55%
Securities	6,575	108	3.29	5,627	139	4.94
Other (1)	2,956	39	2.64	4,069	33	1.62

Total interest-earning assets	53,034	1,657	6.25	45,186	1,512	6.69

Noninterest-earning assets	7,532			2,273

Total assets	$60,566			$47,459

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	18,636	156	1.67	12,343	129	2.09
Time deposits	24,170	349	2.89	21,696	424	3.91
Other (2)	—	—	—	443	2.90

Total interest-bearing liabilities	42,806	505	2.36	34,482	555	3.22

Demand deposits	9,525			8,042
Noninterest-bearing liabilities	914			687
Stockholders’ equity	7,321			4,248

Total liabilities and stockholders’ equity	$60,566			$47,459

Net interest income		$1,152			$957

Interest-rate spread (3)			3.89%			3.47%

Net interest margin (4)			4.34%			4.24%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.24			1.31

(1)	Includes federal funds sold, Federal Home Loan Bank stock, time deposit and interest-bearing deposits with banks.
(2)	Includes Federal Home Loan Bank advances and notes payable.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002

General. Net earnings for the three months ended June 30, 2003, were $90,000 or $.11 per basic and diluted share compared to net earnings of $37,000 or $.07 per basic and diluted share for the period ended June 30, 2002. This increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in the provision for loan losses and noninterest expense.

Interest Income. Interest income increased to $839,000 for the three months ended June 30, 2003 from $785,000 for the three months ended June 30, 2002. Interest income on loans increased to $765,000 due primarily to an increase in the average loan portfolio balance for the three months ended June 30, 2003, partially offset by a decrease in the average yield earned in 2003. Interest on securities decreased to $50,000 due primarily to a decrease in the average yield earned during the three months ended June 30, 2003 partially offset by an increase in the average balance in the securities portfolio in 2003.

Interest Expense. Interest expense decreased to $254,000 for the three months ended June 30, 2003, from $282,000 for the three months ended June 30, 2002. Interest expense decreased primarily because of a decrease in the average rate paid on deposits during 2003, partially offset by an increase in the average balance of deposits during 2003.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended June 30, 2003, was $89,000 compared to $51,000 for the same period in 2002. The increase in the provision was due to increased charge-offs during the three months ended June 30, 2003. Management believes the balance in the allowance for loan losses of $654,000 at June 30, 2003, is adequate.

Noninterest Income. Total noninterest income increased to $202,000 for the three months ended June 30, 2003, from $56,000 for the three months ended June 30, 2002 primarily as a result of the $99,000 loan brokerage fee earned during 2003.

Noninterest Expenses. Total noninterest expenses increased to $552,000 for the three months ended June 30, 2003 from $447,000 for the three months ended June 30, 2002, primarily due to an increase in employee compensation and benefits of $33,000, an increase in professional fees of $18,000, an increase in data processing expense of $9,000 and an increase in other expenses of $23,000 all due to the continued growth of the Company.

Income Taxes. Income taxes for the three months ended June 30, 2003, were $56,000 (an effective rate of 38.4%) compared to an income taxes of $24,000 (an effective rate of 39.3%) for the three months ended June 30, 2002. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2003 and 2002

General. Net earnings for the six months ended June 30, 2003, were $137,000 or $.17 per basic and diluted share compared to net earnings of $45,000 or $.09 per basic and diluted share for the period ended June 30, 2002. This increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in the provision for loan losses and noninterest expense.

Interest Income. Interest income increased to $1,657,000 for the six months ended June 30, 2003 from $1,512,000 for the six months ended June 30, 2002. Interest income on loans increased to $1,510,000 due primarily to an increase in the average loan portfolio balance for the six months ended June 30, 2003, partially offset by a decrease in the average yield earned in 2003. Interest on securities decreased to $108,000 due primarily to a decrease in the average yield earned during the six months ended June 30, 2003 partially offset by an increase in the average balance in the securities portfolio in 2003.

Interest Expense. Interest expense decreased to $505,000 for the six months ended June 30, 2003, from $555,000 for the six months ended June 30, 2002. Interest expense decreased primarily because of a decrease in the average rate paid on deposits during 2003, partially offset by an increase in the average balance of deposits during 2003.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the six months ended June 30, 2003, was $172,000 compared to $106,000 for the same period in 2002. The increase in the provision was due to increased charge-offs during the six months ended June 30, 2003. Management believes the balance in the allowance for loan losses of $654,000 at June 30, 2003, is adequate.

Noninterest Income. Total noninterest income increased to $321,000 for the six months ended June 30, 2003, from $110,000 for the six months ended June 30, 2003 primarily as a result of the $99,000 loan brokerage fee earned during 2003 and an increase in other noninterest income.

Noninterest Expenses. Total noninterest expenses increased to $1,078,000 for the six months ended June 30, 2003 from $885,000 for the six months ended June 30, 2002, primarily due to an increase in employee compensation and benefits of $51,000, an increase in professional fees of $47,000, an increase in data processing expense of $23,000 and an increase in other expenses of $45,000 all due to the continued growth of the Company.

Income Taxes. Income taxes for the six months ended June 30, 2003, were $86,000 (an effective rate of 38.6%) compared to an income taxes of $31,000 (an effective rate of 40.8%) for the six months ended June 30, 2002. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of FPB Bancorp, Inc. was held on April 30, 2003 to vote on the following proposals:

Proposal I:      Election of four directors

Proposal II:     The adoption of an amendment to the 1998 stock option

Proposal III:    Ratification of the appointment of Hacker, Johnson & Smith PA as independent auditors

At the Annual Meeting, 560,580 shares were present in person or by proxy. Listed below are the results of the matters subject to a vote of security holders:

	Term	For	Against	Abstain	Broker Nonvote
Proposal I
James L. Autin M.D.	1 year	560,380	—	200	—
John R. Baker, Sr.	1 year	557,780	—	2,800	—
Donald J. Cuozzo	1 year	560,380	—	200	—
Paul A. Zinter	1 year	559,380	—	200	—

Proposal II	—	453,906	18,100	55,250	33,324

Proposal III	—	555,630	200	4,750	—

FPB BANCORP, INC. AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.  The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an asterisk (*) were previously filed as a part of the Company’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000, and those marked with a double asterisk (**) were filed with the Company’s 2003 Proxy Statement filed with the Security and Exchange Commission.

Exhibit No.	Description of Exhibit
* 3.1	Articles of Incorporation
* 3.2	Bylaws
* 4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
* 4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
* 4.3	Warrant Agreement
* 4.4	Non-Qualified Stock Option Agreement
** 4.5	Amendment to First Peoples Bank Stock Option Plan
* 10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
* 10.2	Employment Agreement for David W. Skiles
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K.  There were no Form 8-K’s filed during the three months ended June 30, 2003.

FPB BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC. (Registrant)

Date:	August 11, 2003	By:	/s/ DAVID W. SKILES
David W. Skiles, President and Chief Executive Officer

Date:	August 11, 2003	By:	/s/ NANCY E. AUMACK
Nancy E. Aumack, Senior Vice President and Chief Financial Officer