Form 10QSB
period 2003-09-30
FPB BANCORP INC
filed 2003-11-12
CIK 1162245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	817,775 shares
(class)	Outstanding at September 30, 2003

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

FPB BANCORP, INC. AND SUBSIDIARY

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash and due from banks	$2,762	3,414
Interest-bearing deposits with banks	2,536	2,001
Federal funds sold	3,144	2,410

Total cash and cash equivalents	8,442	7,825

Securities available for sale	6,590	6,272
Securities held to maturity	3,624	425
Loans, net of allowance for loan losses of $744 and $553	47,064	41,662
Premises and equipment, net	1,934	1,778
Federal Home Loan Bank stock, at cost	122	80
Accrued interest receivable	218	197
Deferred income taxes	302	356
Other assets	219	172

Total assets	$68,515	58,767

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	11,335	9,447
Savings, NOW and money-market deposits	24,973	15,885
Time deposits	23,794	24,933

Total deposits	60,102	50,265

Official checks	896	1,026
Other liabilities	118	163

Total liabilities	61,116	51,454

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 817,775 shares issued and outstanding	8	8
Additional paid-in capital	7,930	7,932
Accumulated deficit	(534)	(687)
Accumulated other comprehensive income (loss)	(5)	60

Total stockholders’ equity	7,399	7,313

Total liabilities and stockholders’ equity	$68,515	58,767

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans	$786	727	2,296	2,067
Securities	50	75	158	214
Other	22	29	61	62

Total interest income	858	831	2,515	2,343

Interest expense:
Deposits	246	292	751	845
Other	—	—	—	2

Total interest expense	246	292	751	847

Net interest income	612	539	1,764	1,496

Provision for loan losses	106	159	278	265

Net interest income after provision for loan losses	506	380	1,486	1,231

Noninterest income:
Service charges and fees	68	53	177	152
Gain on sale of a security available for sale	—	13	33	13
Other fees	7	10	22	18
Loan brokerage fee	—	—	99	—
Other	21	10	86	13

Total noninterest income	96	86	417	196

Noninterest expenses:
Salaries and employee benefits	256	185	703	581
Occupancy and equipment	88	68	221	231
Advertising	37	14	123	43
Professional fees	26	43	124	94
Data processing	53	47	156	127
Other	118	93	329	259

Total noninterest expenses	578	450	1,656	1,335

Earnings before income taxes	24	16	247	92

Income taxes	8	7	94	38

Net earnings	$16	9	153	54

Earnings per share, basic and diluted	$.02	.01	.19	.09

Weighted-average number of shares, basic and diluted	817,775	788,305	817,775	593,562

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2003 and 2002

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	489,410	$5	4,846	(761)	—	4,090

Comprehensive income:
Net earnings for the nine months ended September 30, 2002 (unaudited)	—	—	—	54	—	54
Net change in unrealized gain on securities available for sale, net of taxes of $22 (unaudited)	—	—	—	—	37	37

Comprehensive income (unaudited)						91

Proceeds from issuance of common stock (unaudited)	324,107	3	3,109	—	—	3,112

Balance at September 30, 2002 (unaudited)	813,517	$8	7,955	(707)	37	7,293

Balance at December 31, 2002	817,775	$8	7,932	(687)	60	7,313

Comprehensive income:
Net earnings for the nine months ended September 30, 2003 (unaudited)	—	—	—	153	—	153
Net change in unrealized gain on securities available for sale, net of tax benefit of $40 (unaudited)	—	—	—	—	(65)	(65)

Comprehensive income (unaudited)						88

Stock offering costs (unaudited)	—	—	(2)	—	—	(2)

Balance at September 30, 2003 (unaudited)	817,775	$8	7,930	(534)	(5)	7,399

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$153	54
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	52	67
Provision for loan losses	278	265
Provision for deferred income taxes	94	38
Net amortization of fees, premiums and discounts	55	6
Gain on sale of a security available for sale	(33)	(13)
Increase in accrued interest receivable	(21)	(13)
Increase in other assets	(47)	(70)
(Decrease) increase in official checks and other liabilities	(175)	42

Net cash provided by operating activities	356	376

Cash flows from investing activities:
Purchase of securities available for sale	(6,594)	(6,578)
Purchase of securities held to maturity	(3,488)	—
Principal payments on securities available for sale	1,887	272
Proceeds from the sale of a security available for sale	2,251	1,013
Proceeds from calls of securities available for sale	2,000	3,500
Principal payments on securities held to maturity	287	349
Maturity of time deposit	—	100
Net increase in loans	(5,667)	(6,952)
Purchase of Federal Home Loan Bank stock	(42)	—
Purchase of premises and equipment	(208)	(93)

Net cash used in investing activities	(9,574)	(8,389)

Cash flows from financing activities:
Net increase in deposits	9,837	13,458
Decrease in federal funds purchased	—	(1,500)
Decrease in Federal Home Loan Bank advance	—	(1,000)
Net decrease in notes payable	—	(342)
Proceeds from the issuance of common stock	—	3,112
Stock offering costs	(2)	—

Net cash provided by financing activities	9,835	13,728

Net increase in cash and cash equivalents	617	5,715

Cash and cash equivalents at beginning of period	7,825	2,448

Cash and cash equivalents at end of period	$8,442	8,163

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized of $8 in 2002	$756	833

Income taxes	$—	—

Noncash transactions-
Accumulated other comprehensive income (loss), change in unrealized loss on securities available for sale, net of tax	$(65)	37

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  General. FPB Bancorp, Inc. is a one-bank holding company and owns 100% of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Port St. Lucie, Florida.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003, and the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002, and cash flows for the nine month periods ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

(2)  Loan Impairment and Credit Losses. Loans identified as impaired at September 30, 2003 and 2002 and for the three- and nine-month periods then ended are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Gross loans with related allowance for losses recorded, at end of period	$956	—	956	—

Less: Allowance on these loans	(57)	—	(57)	—

Net investment in impaired loans, at end of period	$899	—	899	—

Average investment in impaired loans	$319	—	126	—

Interest income recognized on impaired loans	$—	—	—	—

Interest income received on impaired loans	$—	—	—	—

The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$654	462	553	359
Provision charged to earnings	106	159	278	265
Charge-offs net of recoveries	(16)	(126)	(57)	(129)

Balance at end of period	$744	495	774	495

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)  Loan Impairment and Credit Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At September 30, 2003	At December 31, 2002
Nonaccrual loans	$956	168
Past due ninety days or more, but still accruing	—	—

	$956	168

(3)  Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2003 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Ratios of the Bank	Regulatory Requirement
Tier I capital to total average assets	7.91%	4.00%

Tier I capital to risk-weighted assets	12.06%	4.00%

Total capital to risk-weighted assets	13.32%	8.00%

(4)  Earnings Per Share. Basic and diluted earnings per share are computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not dilutive.

(5)  Stock Options. The Company established an Incentive Stock Option Plan for officers and employees of the Company. The Plan was amended in April 2003 to increase the number of shares available for grant to 122,666. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options vest 33.3% during the second and third year, respectively, after grant and are fully exercisable during the fourth year after the grant date. The options expire in ten years from the date of grant. A summary of stock option follows ($ in thousands, except share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2002	97,882	$10.00-10.50	10.03	982

Granted	14,870	10.75	10.75	160

Outstanding at September 30, 2003	112,752	$10.00-10.75	10.13	1,142

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings as reported	$16	9	153	54

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	3	10	9	60

Proforma net earnings (loss)	$13	(1)	144	(6)

Earnings (loss) per share:

Basic and diluted, as reported	$.02	.01	.19	.09

Basic and diluted, proforma	$.02	—	.18	(.01)

The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions:

Nine Months Ended September 30, 2003
Risk-free interest rate	4.82%
Dividend yield	—%
Expected volatility	—%
Expected life in years	10
Per share fair value of options at grant date	$3.96

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company’s independent accountants, have made a limited review of the interim financial data as of September 30, 2003, and for the three- and nine-month periods ended September 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountant’s Report

FPB Bancorp, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of September 30, 2003, and the related condensed consolidated statements of earnings, for the three- and nine-month periods ended September 30, 2003 and 2002 and the related condensed consolidated statements of stockholders equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

October 10, 2003

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company’s primary sources of cash during the nine months ended September 30, 2003 were from net deposit inflow of approximately $9.8 million and proceeds from sales, prepayments and calls of securities totaling $6.4 million. Cash was used primarily for net loan originations of $5.7 million and purchase of securities of $10.1 million. At September 30, 2003, the Company had time deposits of $15.3 million that mature in one year or less. At September 30, 2003, the Bank exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002	Nine Months Ended September 30, 2002
Average equity as a percentage of average assets	11.66%	11.11%	10.52%

Equity to total assets at end of period	10.80%	12.44%	13.12%

Return on average assets (1)	.32%	.14%	.14%

Return on average equity (1)	2.77%	1.29%	1.38%

Noninterest expenses to average assets (1)	3.50%	3.53%	3.58%

Nonperforming loans to total assets at end of period	1.39%	NIL	.25%

(1)	Annualized for the nine months ended September 30, 2003 and 2002.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2003, follows (in thousands):

Contract Amount
Commitments to extend credit	$4,765

Unused lines of credit and construction loans	$5,811

Standby letters of credit	$362

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

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$46,895	786	6.70%	$38,609	727	7.53%
Securities	6,040	50	3.31	5,978	75	5.02
Other (1)	4,036	22	2.18	7,053	29	1.64

Total interest-earning assets	56,971	858	6.02	51,640	831	6.44

Noninterest-earning assets	11,110			2,730

Total assets	$68,081			$54,370

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	24,199	74	1.22	14,975	79	2.11
Time deposits	24,427	177	2.90	22,759	213	3.74

Total interest-bearing liabilities	48,626	251	2.06	37,734	292	3.10

Capitalized interest		(5)			—

Net interest expense		246			292

Demand deposits	10,985			8,758
Noninterest-bearing liabilities	1,078			669
Stockholders’ equity	7,392			7,209

Total liabilities and stockholders’ equity	$68,081			$54,370

Net interest income		$612			$539

Interest-rate spread (2)			3.96%			3.34%

Net interest margin (3)			4.30%			4.18%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.37

(1)	Includes federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$43,873	2,296	6.98%	$36,727	2,067	7.50%
Securities	7,082	158	2.97	5,745	214	4.97
Other (1)	3,320	61	2.45	5,075	62	1.63

Total interest-earning assets	54,275	2,515	6.18	47,547	2,343	6.57

Noninterest-earning assets	8,822			2,239

Total assets	$63,097			$49,786

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	20,511	240	1.56	13,230	208	2.10
Time deposits	24,256	516	2.84	22,054	637	3.85
Other	—	—		296	2.90

Total interest-bearing liabilities	44,767	756	2.25	35,580	847	3.17
Capitalized interest		(5)			—

Net interest expense		751			847

Demand deposits	10,010			8,293
Noninterest-bearing liabilities	964			678
Stockholders’ equity	7,356			5,235

Total liabilities and stockholders’ equity	$63,097			$49,786

Net interest income		$1,764			$1,496

Interest-rate spread (2)			3.93%			3.40%

Net interest margin (3)			4.33%			4.20%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.21			1.34

(1)	Includes federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2003 and 2002

General. Net earnings for the three months ended September 30, 2003, were $16,000 or $.02 per basic and diluted share compared to net earnings of $9,000 or $.01 per basic and diluted share for the period ended September 30, 2002. This increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in noninterest expense.

Interest Income. Interest income increased to $858,000 for the three months ended September 30, 2003 from $831,000 for the three months ended September 30, 2002. Interest income on loans increased to $786,000 due primarily to an increase in the average loan portfolio balance for the three months ended September 30, 2003, partially offset by a decrease in the average yield earned in 2003. Interest on securities decreased to $50,000 due primarily to a decrease in the average yield earned during the three months ended September 30, 2003 partially offset by an increase in the average balance in the securities portfolio in 2003.

Interest Expense. Interest expense decreased to $246,000 for the three months ended September 30, 2003, from $292,000 for the three months ended September 30, 2002. Interest expense decreased primarily because of a decrease in the average rate paid on deposits during 2003, partially offset by an increase in the average balance of deposits during 2003.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended September 30, 2003, was $106,000 compared to $159,000 for the same period in 2002. The decrease in the provision was due to decreased charge-offs during the three months ended September 30, 2003. Management believes the balance in the allowance for loan losses of $744,000 at September 30, 2003, is adequate.

Noninterest Income. Total noninterest income increased to $96,000 for the three months ended September 30, 2003, from $86,000 for the three months ended September 30, 2002 primarily as a result of the increase in service charges and fees.

Noninterest Expenses. Total noninterest expenses increased to $578,000 for the three months ended September 30, 2003 from $450,000 for the three months ended September 30, 2002, primarily due to an increase in employee compensation and benefits of $71,000, an increase in occupancy and equipment of $20,000, an increase in advertising expense of $23,000 and an increase in other expenses of $25,000 all due to the continued growth of the Company.

Income Taxes. Income taxes for the three months ended September 30, 2003, were $8,000 (an effective rate of 33.33%) compared to an income taxes of $7,000 (an effective rate of 43.75%) for the three months ended September 30, 2002. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002

General. Net earnings for the nine months ended September 30, 2003, were $153,000 or $.19 per basic and diluted share compared to net earnings of $54,000 or $.09 per basic and diluted share for the period ended September 30, 2002. This increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in noninterest expense.

Interest Income. Interest income increased to $2,515,000 for the nine months ended September 30, 2003 from $2,343,000 for the nine months ended September 30, 2002. Interest income on loans increased to $2,296,000 due primarily to an increase in the average loan portfolio balance for the nine months ended September 30, 2003, partially offset by a decrease in the average yield earned in 2003. Interest on securities decreased to $158,000 due primarily to a decrease in the average yield earned during the nine months ended September 30, 2003 partially offset by an increase in the average balance in the securities portfolio in 2003.

Interest Expense. Interest expense decreased to $751,000 for the nine months ended September 30, 2003, from $847,000 for the nine months ended September 30, 2002. Interest expense decreased primarily because of a decrease in the average rate paid on deposits during 2003, partially offset by an increase in the average balance of deposits during 2003.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the nine months ended September 30, 2003, was $278,000 compared to $265,000 for the same period in 2002. Management believes the balance in the allowance for loan losses of $744,000 at September 30, 2003, is adequate.

Noninterest Income. Total noninterest income increased to $417,000 for the nine months ended September 30, 2003, from $196,000 for the nine months ended September 30, 2003 primarily as a result of the $99,000 loan brokerage fee earned during 2003 and an increase in other noninterest income.

Noninterest Expenses. Total noninterest expenses increased to $1,656,000 for the nine months ended September 30, 2003 from $1,335,000 for the nine months ended September 30, 2002, primarily due to an increase in employee compensation and benefits of $122,000, an increase in professional fees of $30,000, an increase in advertising expense of $80,000, an increase in data processing expense of $29,000 and an increase in other expenses of $70,000 all due to the continued growth of the Company.

Income Taxes. Income taxes for the nine months ended September 30, 2003, were $94,000 (an effective rate of 38.1%) compared to an income taxes of $38,000 (an effective rate of 41.3%) for the nine months ended September 30, 2002. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

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

(b) Reports on Form 8-K. There were no Form 8-K’s filed during the three months ended September 30, 2003.

FPB BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC. (Registrant)

Date: November 12, 2003	By:	/s/ David W. Skiles
David W. Skiles, President and Chief Executive Officer

Date: November 12, 2003	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Senior Vice President and Chief Financial Officer