Form 10KSB
period 2003-12-31
FPB BANCORP INC
filed 2004-03-29
CIK 1162245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Common Stock, $0.01 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year: $3,393,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 19, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $5.689 million.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of March 15, 2004, the Issuer had 818,120 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders and the 2003 Annual Report, filed electronically with the Securities and Exchange Commission on March 31, 2004 and are incorporated in Part III of this Form 10-KSB by reference. In addition, portions of the 2003 Annual Report filed electronically with the Securities and Exchange Commission on March 31, 2003 and are incorporated in Part II of this Form 10-KSB by reference.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FPB BANCORP, INC.

2003 Form 10-KSB Annual Report

i

PART I

Forward-Looking Statements

This document contains forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference, the words “anticipate”, “believe”, “estimate”, “may”, “intend” and “expect” and similar expressions are some of the forward-looking statements used in these documents. Actual results, performance, or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Factors which may cause results to change materially include competition, inflation, general economic conditions, changes in interest rates, and changes in the value of collateral securing loans First Peoples Bank has made, among other things.

ITEM 1. BUSINESS

FPB Bancorp, Inc.

FPB Bancorp, Inc. (“FPB”) was incorporated on September 5, 2001. On December 3, 2001, we acquired all of the issued and outstanding stock of First Peoples Bank (“Bank”) in a one-for-one share exchange. As of December 31, 2003, we had total consolidated assets of $70.1 million, and total consolidated stockholders’ equity of $7.4 million. For the year ended December 31, 2003, we had net earnings of $161,000.

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

Our principal business is to attract deposits from the general public and to invest those funds in various types of loans and other interest-earning assets. Funds are provided for the operations from the proceeds from the sale of investments, from amortization and repayment of outstanding loans and investments, from net deposit inflow, and from borrowings. Our earnings depend primarily upon the difference between (1) non-interest income, and the interest and fees we receive from loans, the securities held in our investment portfolio and other investments, and (2) the expenses we incur in connection with obtaining funds for lending (including interest paid on deposits and other borrowings) and expenses relating to day-to-day operations.

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

Our customers are primarily individuals, professionals, small and medium size businesses, and seasonal retirees located predominantly in St. Lucie County and Martin County, Florida. We are expanding into our new location in Fort Pierce in the mid-year of 2004 to better serve St. Lucie County.

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

Local Management and Community Focus. We approach banking with a community focus, emphasizing local management and local decision-making. Our main office is located in one of the primary business districts of Port St. Lucie on Port St. Lucie Boulevard. Most of the executive officers and directors are long-time residents of the Port St. Lucie area, and all management decisions are made within our market area.

Dedicated Employees. We believe that the key to our success lies with our employees, because it is through our employees that FPB is able to provide our banking customers with a very high level of service and attention. To this end, we seek to hire well qualified banking professionals who are committed to providing a superior level of banking service and are willing to accept a significant degree of responsibility. Each employee focuses on the individual customer’s needs and strives, to deliver the specific products and services that are best suited to achieve the customer’s financial goals.

Internal Growth and Branch Expansion. Our first branch office opened in December, 2003 in Stuart, Florida, with a 6,100 square foot leased facility that houses our Operations Center, as well as, branch staff.

A second branch is under construction in Fort Pierce, Florida and is expected to open mid-year 2004.

The building design will be similar to our Key West design at the Port St. Lucie office and will be a two story, 9,600 square foot facility. First Peoples Bank will occupy the ground floor with an estimated 3,500 square feet, a portion of the 2nd floor as well. The remainder of the 6,000 plus square feet upstairs will be leased.

Our courier program now consists of four persons. This program enables us to service commercial deposit and loan customers in Martin County and St. Lucie County who are not in close proximity to the bank. This is a great convenience to our small business owners.

Develop Commercial Loan Relationships. Since our inception, we have been gradually building our loan portfolio mix by purchasing, originating and retaining commercial and commercial real estate loans. We believe that large regional and out-of-state financial institutions, which have acquired several local banks, have shifted the focus of the acquired banks away from lending to small and medium-sized business. As part of our lending efforts, we have been developing, within our market, strong commercial loan and deposit relationships with small to medium-sized businesses which tend to value personalized service and attention to their specific borrowing needs. Timely decisions and prompt, courteous service is very important and we believe will foster long-term, quality loan and deposit relationships. In addition, we are very active in the SBA lending program earning our PLP status in 2002.

Residential Loans. In order to be a full service bank, we actively engage in residential lending activities which include the origination of residential mortgage loans. Our strategy is to sell, to the extent practical, all of our fixed- rate residential mortgage loan originations and a portion of our adjustable-rate loans. The sale of mortgage loans in the secondary market provides additional non-interest income, including mortgage loan origination fees and gains on the sale of mortgage loans.

Maintain Strong Credit Quality. We place a great deal of emphasis on maintaining strong asset quality. The asset quality we are experiencing to date is principally due to our strict underwriting criteria, the relationship of our senior officers and directors to our customers and their knowledge of the demographics of our local community.

Primary Market Area

We are the only financial institution headquartered in Port St. Lucie, Florida. Our geographic market area encompasses Martin County and St. Lucie County, Florida. St. Lucie and Martin counties have a total combined year-round adult population of approximately 305,000; during the winter season the population increases by approximately 20%. From 1990 to 2000, the population of St. Lucie County grew at a compound annual rate of 21.7%, while Martin County grew by 25.6%.

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

Port St. Lucie is home to one of two family-oriented Club Med’s in the world. Major employers include St. Lucie County, Liberty Medical, Indian River Community College, Walmart, QVC and FPL.

Martin County houses over 200 manufacturing businesses, including those in the marine industry and agriculture, as well as, construction, government, retail, medical and other service-type businesses.

Competition

Competition for deposits and loans is intense among financial institutions in Florida and particularly in areas of high population concentrations such as St. Lucie County and Martin County. Our competitors include institutions, such as Riverside National Bank of Florida, Bank of America, SunTrust, Wachovia Bank, First National Bank and Trust of the Treasure Coast, Harbor Federal Savings Bank, other commercial banks, savings banks, and credit unions. Additional competition for deposits comes from government securities, money-market funds, mutual fund and securities brokerage firms. Many of these competitors have substantially greater resources, higher lending limits, larger branch networks and are able to offer a broader range of products and services than we can offer.

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

Loan Activities

General. Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2003, the net loan portfolio totaled $48.2 million, or 68.8% of total assets.

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

Loans are approved at various management levels up to and including the board of directors, depending on the amount of the loan. Loan approvals are made in accordance with delegated authority approved by the board of directors. Generally loans less than $50,000 are approved by certain authorized officers. The President has individual loan authority up to $150,000. Generally, loans over $600,000 require approval by the board of directors.

General Loan Policies. For real estate loans our policy is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy, which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required.

We are permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 80% of the appraised value or of the purchase price, whichever is less, we are required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the value of the property. We will originate single-family residential mortgage loans with up to a 90% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 90% loan-to-value ratio are limited to special community support programs or one of the FHA, VA, or Farmers Home Administration guarantee or insurance programs. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 90%, including the amount of the first mortgage, of the collateral. With respect to home loans granted for construction or combination construction/permanent financing, we will lend up to 80% of the appraised value of the property on an “as completed” basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 75% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property.

The maximum amount which we could have loaned to one borrower and the borrower’s related entities as of December 31, 2003, was approximately $1.3 million. Our largest loan to a single borrower is a $2 million loan secured by commercial real estate, which was made prior to December 31, 2002.

Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in St. Lucie and Martin counties. These types of loans amounted to $19.2 million or 39.80% of the total loan portfolio as of December 31, 2003. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years. We generally do not offer fixed-rate commercial real estate or multi-family real estate loans.

Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 80%. Loans secured by this type of collateral will continue to be a part of our future loan program. Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. At December 31, 2003, the largest commercial real estate loan was approximately $1.5 million secured by property located in St. Lucie County, Florida. The largest multi-family real estate loan was $1.5 million. It is secured by a first mortgage on a marina consisting of 2 retail stores, 16 residential units and boat slips. Both loans are current.

Commercial Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2003, the largest commercial loan was $1.5 secured by a first mortgage on commercial real estate. While we have made Small Business Administration loans, we generally will underwrite commercial loans for our own portfolio utilizing other sources of collateral and a maximum of 80% loan to value. As of December 31, 2003, we had $17.2 million in commercial loans, which was 34.93% of the total loan portfolio.

Residential Loans. We currently originate fixed-rate residential mortgage loans and ARM loans for terms of up to 30 years. As of December 31, 2003, $0.7 million or 1.45% of our total loan portfolio consisted of one-to-four family residential real estate loans. As of such date, approximately $588,000, or 82.35% of these loans were ARM loans.

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

Consumer Loans. We make various types of consumer loans, including automobile and boat loans, but primarily home equity loans. Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to its customers and because the shorter term and normally higher interest rates on such loans help maintain a profitable spread between our average loan yield and its cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant’s repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Our belief is that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and, therefore, we intend to continue to increase our investment in these types of loans. As of December 31, 2003, consumer loans amounted to $12,160 million, or 24.68% of the total loan portfolio.

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

Non-performing Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, our loan officers attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings. We will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection.

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

At December 31, 2003, we had non-accruing loans which were contractually past due 90 days or more of $1.448 and no troubled debt restructuring. We have never had any real estate owned.

Asset Classification

Commercial banks are required to review and when appropriate classify their assets on a regular basis. FDIC and state banking examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowance for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored. At December 31, 2003, we did not have a material number of loans classified as substandard, doubtful, or loss.

Provision for Losses on Loans

The provision for loan losses is established through a provision for loan losses charged against income. Loans are charged against the provision when we believe that the collectibility of the principal is unlikely. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. While we use our best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions. At December 31, 2003, we had a total allowance for loan losses of approximately $852,000 representing 1.73% of total loans.

Personnel

As of December 31, 2003, we had 26 full-time employees and nine part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees to be good.

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

The Bank Holding Company Act generally requires every bank holding company to obtain the prior approval of the Federal Reserve before:

X	Acquiring all or substantially all of the assets of a bank;

X	Acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company; or

X	Merging or consolidating with another bank holding company.

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

X	Making or servicing loans and certain types of leases;

X	Engaging in certain insurance and discount brokerage activities;

X	Performing certain data processing services;

X	Acting in certain circumstances as a fiduciary or investment or financial advisor;

X	Providing management consulting services;

X	Owning savings associations; and

X	Making investments in corporations or projects designed primarily to promote community welfare.

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

Areas regulated and monitored by the bank regulatory authorities include:

X	Security devices and procedures;

X	Adequacy of capitalization and loss reserves;

X	Loans;

X	Investments;

X	Borrowings;

X	Deposits;

X	Mergers;

X	Issuances of securities;

X	Payment of dividends;

X	Establishment of branches;

X	Corporate reorganizations;

X	Transactions with affiliates;

X	Maintenance of books and records; and

X	Adequacy of staff training to carry out safe lending and deposit gathering practices.

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

Capital is then classified into two categories, Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholder’s equity, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated, and other qualifying term debt, preferred stock not qualifying for Tier 1 capital, and a limited amount of allowance for credit losses, up to a designated percentage of risk-weighted assets. Under the risk-based guidelines, financial institutions must maintain a specified minimum ratio of “qualifying” capital to risk-weighted assets. At least 50% of an institution’s qualifying capital must be “core” or “Tier 1” capital, and the balance may be “supplementary” or “Tier 2” capital. In addition, the guidelines require banks to maintain a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Tier 1 leverage capital to assets ratio of 3%. All other institutions are required to maintain a Tier 1 leverage capital ratio of 4% or greater, based upon their particular circumstances and risk profiles.

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

Federal bank regulatory agencies possess broad powers to take prompt corrective action as deemed appropriate for an insured depository institution and its holding company, based on the institution’s capital levels. The extent of these powers depends upon whether the institution in question is considered “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized”. Generally, as an institution is deemed to be less well-capitalized, the scope and severity of the agencies’ powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well-capitalized” depository institution may accept brokered deposits without prior regulatory approval, and can engage in various expansion activities with prior notice, rather than prior regulatory approval. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change the capital position of our subsidiary banks in a relatively short period of time. Failure to meet these capital requirements could subject the subsidiary banks to prompt corrective action provisions of the OCC or the FDIC, which may include filing with the appropriate bank regulatory authorities a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, we would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless we could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time.

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

Other Laws

State usury and credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. Our loans are also subject to federal laws applicable to credit transactions, such as the:

X	Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;

X	Community Reinvestment Act, which requires financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers;

X	Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

X	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;

X	Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

X	Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies; and

X	The rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

Our operations are also subject to the:

X	The privacy provisions of the Gramm-Leach-Bliley Act of 1999, which requires us to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to our customers, and allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

X	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

X	Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of debit cards, automated teller machines and other electronic banking services.

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

After September 11, 2001, terrorist attacks in New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding. A series of orders were issued which identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The USA Patriot Act:

•	Substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States;

•	Imposes new compliance and due diligence obligations;

•	Creates new crimes and penalties;

•	Compels the production of documents located both inside and outside the United States; including those of foreign institutions that have a correspondent relationship in the United States; and

•	Clarifies the safe harbor from civil liability to customers.

In addition, the United States Treasury Department issued regulations in cooperation with the federal banking agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission and the Department of Justice to:

•	Require customer identification and verification;

•	Expand the money-laundering program requirement to the major financial services sectors; including insurance and unregistered investment companies, such as hedge funds; and

•	Facilitate and permit the sharing of information between law enforcement and financial institutions, as well as among financial institutions themselves.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our main office is owned and is located at 1301 SE Port St. Lucie Boulevard, Port St. Lucie, Florida 34952. It was purchased in 2002 for approximately $1.1 million. We purchased land for our new branch office in Fort Pierce, Florida and the building construction should be completed by May, 2004. We hope to open the branch office by mid year 2004. The building design will be similar to our Key West design at the Port St. Lucie office and will be a two story, 9,600 square foot facility. First Peoples Bank will occupy the ground floor with an estimated 3,500 square feet and a portion of the 2nd floor. The remainder of the 6,000 square feet upstairs space will be leased.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 28, 2004, we had approximately 900 shareholders. There is no established trading market for our common stock, $0.01 par value. It is not anticipated that an active public market will develop for our stock because at this time, we do not intend to seek a listing for our common stock on a national securities exchange or to qualify it for quotation on an automated quotation system. Therefore, no reliable information is available as to trades of the common stock or as to the prices at which common stock has traded. FPB hereby incorporates the section entitled “Executive Compensation” at pages 11 through 12 of the definitive Proxy Statement which is attached hereto as exhibit 99.1.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 4 of the 2003 Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained at pages 5 through 18 of the 2003 Annual Report. The 2003 Annual Report is attached hereto as exhibit 99.2.

ITEM 7. FINANCIAL STATEMENTS

FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 4 of the 2003 Annual Report and the section entitled “Financial Statements” contained at pages 19 through 40 of the 2003 Annual Report. The 2003 Annual Report is attached hereto as exhibit 99.2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Neither FPB nor the Bank has had any disagreements with its accountants.

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information appearing under the headings “Election of Directors,” at pages 5 through 9 of the definitive Proxy Statement and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” at page 14 of the definitive Proxy Statement relating to the annual meeting of shareholders, scheduled to be held on April 21, 2004, is incorporated herein by reference. The definitive Proxy Statement is attached hereto as an exhibit. None of the officers and directors named in those sections have been involved in any material legal proceedings. We have adopted a code of ethics that applies to our executive officers, a copy of which has been filed with this report on Form 10-KSB as Exhibit 13. Persons who would like a copy of such code of ethics may receive one without charge upon request made to Nancy E. Aumack, Chief Financial Officer, FPB Bancorp, Inc., 1301 SE Port St. Lucie Blvd., Port St. Lucie, Florida 34952.

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

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The information appearing under the caption “Certain Relationships and Related Transactions” at page 12 of the definitive Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description of Exhibit
*3.1	Articles of Incorporation

*3.2	Bylaws

*4.1	Specimen copy of certificate evidencing shares of FPB’s common stock, $0.01 par value

**4.2	First Peoples Bank Stock Option Plan dated January 14, 1999

**4.3	Warrant Agreement

***4.4	Non-Qualified Stock Option Agreement

**10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999

***10.2	Employment Agreement for David W. Skiles

13.	Code of Ethics

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	FPB’s 2004 Proxy Statement

99.2	FPB’s 2003 Annual Report

(b) Reports on Form 8-K. During the quarter ended December 31, 2003, no reports were filed by FPB on Form 8-K.

Item 14. Principal Accountant Fees and Services.

FPB hereby incorporates the section entitled “Ratification Of The Appointment Of Auditors For Fiscal Year Ending December 31, 2004” contained at page 13 of the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPB BANCORP, INC.

Date: March 26, 2004	By:	/s/ David W. Skiles
David W. Skiles
Chief Executive Officer, President and Director

Date: March 26, 2004	By:	/s/ Nancy E. Aumack
Nancy E. Aumack
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Autin, M.D. James L. Autin, M.D.	Director	March 26, 2004

/s/ John R. Baker, Sr. John R. Baker, Sr.	Vice Chairman of the Board	March 26, 2004

/s/ Gary A. Berger Gary A. Berger	Chairman of the Board	March 26, 2004

/s/ Donald J. Cuozzo Donald J. Cuozzo	Director	March 26, 2004

/s/ Ann L. Decker Ann L. Decker	Corporate Secretary and Director	March 26, 2004

/s/ Paul J. Miret Paul J. Miret	Director	March 26, 2004

/s/ Robert L. Schweiger Robert L. Schweiger	Director	March 26, 2004

/s/ Robert L. Seeley Robert L. Seeley	Director	March 26, 2004

/s/ David W. Skiles David W. Skiles	Chief Executive Officer President and Director	March 26, 2004

/s/ Paul A. Zinter Paul A. Zinter	Director	March 26, 2004