Form 10QSB
period 2004-03-31
FPB BANCORP INC
filed 2004-05-10
CIK 1162245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	818,120 shares
(class)	Outstanding at March 31, 2004

Transitional Small Business Format (check one):    YES  ☐    NO  ☑

FPB BANCORP, INC. AND SUBSIDIARY

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Cash and due from banks	$2,984	2,827
Interest-bearing deposits with banks	5,076	2,546
Federal funds sold	2,882	1,845

Total cash and cash equivalents	10,942	7,218
Securities available for sale	6,101	8,285
Securities held to maturity	3,074	3,090
Loans, net of allowance for loan losses of $968 and $852	52,248	48,244
Premises and equipment, net	2,945	2,437
Federal Home Loan Bank stock, at cost	110	122
Accrued interest receivable	244	249
Deferred income taxes	313	280
Other assets	149	130

Total assets	$76,126	70,055

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	16,027	11,371
Savings, NOW and money-market deposits	26,950	24,609
Time deposits	24,986	25,084

Total deposits	67,963	61,064
Official checks	799	1,446
Other liabilities	60	173

Total liabilities	68,822	62,683

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 818,120 shares issued and outstanding	8	8
Additional paid-in capital	7,910	7,918
Accumulated deficit	(631)	(567)
Accumulated other comprehensive income	17	13

Total stockholders’ equity	7,304	7,372

Total liabilities and stockholders’ equity	$76,126	70,055

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans	$828	745
Securities	89	58
Other	13	15

Total interest income	930	818
Interest expense on deposits	236	251

Net interest income	694	567
Provision for loan losses	125	83

Net interest income after provision for loan losses	569	484

Noninterest income:
Service charges and fees on deposit accounts	73	53
Other fees	48	6
Gain on sale of securities available for sale	20	33
Other	6	27

Total noninterest income	147	119

Noninterest expenses:
Salaries and employee benefits	344	214
Occupancy and equipment	107	67
Advertising	62	38
Professional fees	54	57
Data processing	63	53
Other	185	97

Total noninterest expenses	815	526

(Loss) earnings before income taxes (benefit)	(99)	77
Income taxes (benefit)	(35)	30

Net (loss) earnings	$(64)	47

(Loss) earnings per share, basic and diluted	$(.08)	.06

Weighted-average number of shares, basic and diluted	818,120	817,775

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2004 and 2003

(Dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Compre- hensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2002	817,775	$8	7,932	(687)	60	7,313

Comprehensive income:
Net earnings for the three months ended March 31, 2003 (unaudited)	—	—	—	47	—	47
Net change in unrealized gain on securities available for sale, net of taxes of $30 (unaudited)	—	—	—	—	(49)	(49)

Comprehensive income (unaudited)						(2)

Additional common stock offering costs (unaudited)			(2)	—	—	(2)

Balance at March 31, 2003 (unaudited)	817,775	$8	7,930	(640)	11	7,309

Balance at December 31, 2003	818,120	$8	7,918	(567)	13	7,372

Comprehensive income:
Net loss for the three months ended March 31, 2004 (unaudited)	—	—	—	(64)	—	(64)
Net change in unrealized gain on securities available for sale, net of tax of $2 (unaudited)	—	—	—	—	4	4

Comprehensive loss (unaudited)						(60)

Issuance of common stock from exercise of warrants (unaudited)	8,000	—	80	—	—	80
Repurchase and retirement of common stock (unaudited)	(8,000)	—	(88)	—	—	(88)

Balance at March 31, 2004 (unaudited)	818,120	$8	7,910	(631)	17	7,304

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net (loss) earnings	$(64)	47
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation	39	35
Provision for loan losses	125	83
Deferred income taxes (benefit)	(35)	30
Net amortization of deferred loan fees	(9)	(2)
Net amortization of securities	(6)	(19)
Gain on sale of securities available for sale	(20)	(33)
Decrease (increase) in accrued interest receivable	5	(24)
Increase in other assets	(19)	(54)
Decrease in official checks and other liabilities	(760)	(526)

Net cash used in operating activities	(744)	(463)

Cash flows from investing activities:
Purchase of securities available for sale	—	(2,073)
Principal payments on securities available for sale	195	574
Proceeds from sale of securities available for sale	2,020	2,179
Principal payments on securities held to maturity	17	107
Net increase in loans	(4,120)	(1,454)
Purchase of premises and equipment	(547)	(62)
Redemption (purchase) of Federal Home Loan Bank stock	12	(42)

Net cash used in investing activities	(2,423)	(771)

Cash flows from financing activities:
Net increase in deposits	6,899	3,035
Proceeds from issuance of common stock	80	—
Repurchase and retirement of common stock	(88)	—
Payment of common stock offering costs	—	(2)

Net cash provided by financing activities	6,891	3,033

Net increase in cash and cash equivalents	3,724	1,799
Cash and cash equivalents at beginning of period	7,218	7,825

Cash and cash equivalents at end of period	$10,942	9,624

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$240	250

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of taxes	$4	(49)

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. FPB Bancorp, Inc. is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its banking offices located in Port St. Lucie and Stuart, Florida.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004, and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year

(2)	Loan Impairment and Credit Losses. Loans identified as impaired are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Gross loans with related allowance for losses recorded, at end of period	$1,422	69
Less: Allowance on these loans	78	34

Net investment in impaired loans, at end of period	$1,344	35

Average investment in impaired loans	$1,438	59

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$852	553
Provision for loan losses	125	83
Charge-offs	(9)	(22)

Balance at end of period	$968	614

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At March 31, 2004	At December 31, 2003
Nonaccrual loans	$1,486	1,448
Past due ninety days or more, but still accruing	—	—

	$1,486	1,448

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2004 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Percentage of the Bank	Regulatory Requirement
Tier I capital to total average assets	7.22%	4.00%
Tier I capital to risk-weighted assets	10.94%	4.00%
Total capital to risk-weighted assets	12.20%	8.00%

(4)	Earnings Per Share. Basic and diluted earnings per share are computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not dilutive.

(5)	Stock Options. The Company established an Incentive Stock Option Plan for officers and employees of the Company. The Plan as amended provides for 122,666 shares of common stock to be available for grant. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options vest 33.3% during the second and third year, respectively, after grant and are fully exercisable during the fourth year after the grant date. The options expire ten years from the date of grant. A summary of stock option follows ($ in thousands, except share amounts):

	Share Number of Shares	Range of Per Average Option Price	Weighted- Aggregate Per Share Price	Price Option
Outstanding at December 31, 2003 and March 31, 2004	107,552	$10.00-10.75	10.13	1,090

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock Options, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net (loss) earnings, as all options granted under those plans had an exercise price which approximated the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) earnings and (loss) earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended March 31,
	2004	2003
Net (loss) earnings as reported	$(64)	47
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	6	3

Proforma net (loss) earnings	$(70)	44

(Loss) earnings per share:
Basic and diluted, as reported	$(.08)	.06

Basic and diluted, proforma	$(.09)	.05

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, the Company’s independent accountants, have made a limited review of the interim financial data as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

FPB Bancorp, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of operations, stockholder’s equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 23, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

April 15, 2004

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its banking offices located in Port St. Lucie and Stuart, Florida.

Liquidity and Capital Resources

The Company’s primary sources of cash during the three months ended March 31, 2004 were from net deposit inflow of approximately $6.9 million and proceeds from sales, prepayments and calls of securities totaling $2.2 million. Cash was used primarily for net loan originations of $4.1 million. At March 31, 2004, the Company had time deposits of $16.7 million that mature in one year or less. At March 31, 2004, the Bank exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Three Months Ended March 31, 2003
Average equity as a percentage of average assets	10.09%	11.34%	12.58%
Equity to total assets at end of period	9.59%	10.52%	11.93%
Return on average assets (1)	(.35)%	.25%	.32%
Return on average equity (1)	(3.48)%	2.19%	2.58%
Noninterest expenses to average assets (1)	4.47%	3.66%	3.63%
Nonperforming loans to total assets at end of period	1.95%	2.07%	.20%

(1)	Annualized for the three months ended March 31, 2004 and 2003.

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and construction loans and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk at March 31, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$3,505

Unused lines of credit and construction loans	$5,484

Standby letters of credit	$348

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2004.

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

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$52,019	828	6.37%	$43,464	745	6.86%
Securities	10,785	89	3.30	6,156	58	3.77
Other (1)	2,557	13	2.03	2,526	15	2.38

Total interest-earning assets	65,361	930	5.69	52,146	818	6.27

Noninterest-earning assets	7,504			5,771

Total assets	$72,865			$57,917

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	24,557	76	1.24	15,196	71	1.87
Time deposits	24,595	160	2.60	23,534	180	3.06

Total interest-bearing liabilities	49,152	236	1.92	38,730	251	2.59

Demand deposits	15,286			10,926
Noninterest-bearing liabilities	1,072			976
Stockholders’ equity	7,355			7,285

Total liabilities and stockholders’ equity	$72,865			$57,917

Net interest income		$694			$567

Interest-rate spread (2)			3.77%			3.68%

Net interest margin (3)			4.25%			4.35%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.33			1.35

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-bearing deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2004 and 2003

General. Net loss for the three months ended March 31, 2004, was $64,000 or $.08 per basic and diluted share compared to net earnings of $47,000 or $.06 per basic and diluted share for the period ended March 31, 2003. This decrease in the Company’s net operating results was primarily due to an increase in noninterest expense due to the opening of the Stuart, Florida banking office, which was only partially offset by an increase in net interest income and noninterest income.

Interest Income. Interest income increased to $930,000 for the three months ended March 31, 2004 from $818,000 for the three months ended March 31, 2003. Interest income on loans increased to $828,000 due primarily to an increase in the average loan portfolio balance for the three months ended March 31, 2003, only partially offset by a decrease in the average yield earned in 2004. Interest on securities increased to $89,000 due primarily to an increase in the average balance in the securities portfolio in 2004 only partially offset by an increase in the average yield earned during the three months ended March 31, 2004.

Interest Expense. Interest expense decreased to $236,000 for the three months ended March 31, 2004, from $251,000 for the three months ended March 31, 2003. Interest expense decreased primarily because of a decrease in the average rate paid on deposits during 2004, partially offset by an increase in the average balance of deposits during 2004.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended March 31, 2004, was $125,000 compared to $83,000 for the same period in 2003. The increase in the allowance was due to the increase in the average portfolio during the period and from specific allowances with respect to two commercial loans that were impaired as of March 31, 2004. Management believes the balance in the allowance for loan losses of $968,000 at March 31, 2004, is adequate.

Noninterest Income. Total noninterest income increased to $147,000 for the three months ended March 31, 2004, from $119,000 for the three months ended March 31, 2003 primarily as a result of the increase in service charges and fees.

Noninterest Expenses. Total noninterest expenses increased to $815,000 for the three months ended March 31, 2004 from $526,000 for the three months ended March 31, 2003, primarily due to an increase in employee compensation and benefits of $130,000, an increase in occupancy and equipment of $40,000, an increase in advertising expense of $24,000 and an increase in other expenses of $88,000 all due to the continued growth of the Company and the opening of the Stuart, Florida banking office.

Income Taxes (Benefit). Income tax benefit for the three months ended March 31, 2004, was $35,000 (an effective rate of 35.4%) compared to an income tax expense of $30,000 (an effective rate of 38.9%) for the three months ended March 31, 2003. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

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

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an asterisk (*) were previously filed as a part of the Company’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000, and those marked with a double asterisk (**) were filed with the Company’s 2003 Proxy Statement filed with the Securities and Exchange Commission.

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

(b) Reports on Form 8-K. There were no Form 8-K’s filed during the three months ended March 31, 2004.

FPB BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC. (Registrant)

Date:	May 10, 2004	By:	/s/ David W. Skiles
David W. Skiles, President and Chief Executive Officer

Date:	May 10, 2004	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Senior Vice President and Chief Financial Officer