Form 10QSB
period 2004-06-30
FPB BANCORP INC
filed 2004-08-16
CIK 1162245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	818,120 shares
(class)	Outstanding at August 12, 2004

Transitional Small Business Format (check one):    YES   ☐    NO   ☒

FPB BANCORP, INC. AND SUBSIDIARY

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and due from banks	$2,807	2,827
Interest-bearing deposits with banks	31	2,546
Federal funds sold	5,877	1,845

Total cash and cash equivalents	8,715	7,218

Securities available for sale	5,682	8,285
Securities held to maturity	3,053	3,090
Loans, net of allowance for loan losses of $1,083 and $852	57,179	48,244
Premises and equipment, net	3,426	2,437
Federal Home Loan Bank stock, at cost	110	122
Accrued interest receivable	262	249
Deferred income taxes	333	280
Other assets	178	130

Total assets	$78,938	70,055

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	17,228	11,371
Savings, NOW and money-market deposits	27,569	24,609
Time deposits	24,764	25,084

Total deposits	69,561	61,064

Official checks	1,970	1,446
Other liabilities	130	173

Total liabilities	71,661	62,683

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 818,120 shares issued and outstanding	8	8
Additional paid-in capital	7,910	7,918
Accumulated deficit	(606)	(567)
Accumulated other comprehensive income (loss)	(35)	13

Total stockholders’ equity	7,277	7,372

Total liabilities and stockholders’ equity	$78,938	70,055

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans	$885	765	1,713	1,510
Securities	69	50	158	108
Other	13	24	26	39

Total interest income	967	839	1,897	1,657

Interest expense on deposits	231	254	467	505

Net interest income	736	585	1,430	1,152

Provision for loan losses	115	89	240	172

Net interest income after provision for loan losses	621	496	1,190	980

Noninterest income:
Service charges and fees on deposits	83	56	156	109
Other fees	12	9	25	15
Gain on sale of securities available for sale	—	—	20	33
Loan brokerage fees	65	99	100	99
Other	116	38	122	65

Total noninterest income	276	202	423	321

Noninterest expenses:
Salaries and employee benefits	389	233	733	447
Occupancy and equipment	123	66	230	133
Advertising	70	48	132	86
Professional fees	8	41	62	98
Data processing	63	50	126	103
Other	205	114	390	211

Total noninterest expenses	858	552	1,673	1,078

Earnings (loss) before income taxes (benefit)	39	146	(60)	223

Income taxes (benefit)	14	56	(21)	86

Net earnings (loss)	$25	90	(39)	137

Earnings (loss) per share, basic and diluted	$.03	.11	(.05)	.17

Weighted-average number of shares, basic and diluted	818,120	817,775	818,120	817,775

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2004 and 2003

(Dollars in thousands)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2002	817,775	$8	7,932	(687)	60	7,313

Comprehensive income:
Net earnings for the six months ended June 30, 2003 (unaudited)	—	—	—	137	—	137
Net change in unrealized gain on securities available for sale, net of taxes of $25 (unaudited)	—	—	—	—	(42)	(42)

Comprehensive income (unaudited)						95

Additional common stock offering costs (unaudited)	—	—	(2)	—	—	(2)

Balance at June 30, 2003 (unaudited)	817,775	$8	7,930	(550)	18	7,406

Balance at December 31, 2003	818,120	$8	7,918	(567)	13	7,372

Comprehensive loss:
Net loss for the six months ended June 30, 2004 (unaudited)	—	—	—	(39)	—	(39)
Net change in unrealized gain on securities available for sale, net of tax of $32 (unaudited)	—	—	—	—	(48)	(48)

Comprehensive loss (unaudited)						(87)

Issuance of common stock from exercise of warrants (unaudited)	8,000	—	80	—	—	80
Repurchase and retirement of common stock (unaudited)	(8,000)	—	(88)	—	—	(88)

Balance at June 30, 2004 (unaudited)	818,120	$8	7,910	(606)	(35)	7,277

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net (loss) earnings	$(39)	137
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation	82	43
Provision for loan losses	240	172
Deferred income taxes (benefit)	(21)	86
Net amortization of deferred loan fees	(10)	(7)
Net amortization of securities	6	45
Gain on the sale of securities available for sale	(20)	(33)
(Increase) decrease in accrued interest receivable	(13)	9
Increase in other assets	(48)	(165)
Increase (decrease) in official checks and other liabilities	481	(589)

Net cash provided by (used in) operating activities	658	(302)

Cash flows from investing activities:
Purchase of securities held to maturity	—	(500)
Purchase of securities available for sale	—	(4,594)
Principal payments on securities available for sale	536	1,129
Proceeds from calls of securities available for sale	—	1,000
Proceeds from sale of securities available for sale	2,000	2,249
Principal payments on securities held to maturity	38	205
Redemption (purchase) of Federal Home Loan Bank stock	12	(42)
Net increase in loans	(9,165)	(5,071)
Purchase of premises and equipment	(1,071)	(62)

Net cash used in investing activities	(7,650)	(5,686)

Cash flows from financing activities:
Net increase in deposits	8,497	9,543
Proceeds from the issuance of common stock	80	—
Repurchase and retirement of common stock	(88)	—
Payment of common stock offering costs	—	(2)

Net cash provided by financing activities	8,489	9,541

Net increase in cash and cash equivalents	1,497	3,553

Cash and cash equivalents at beginning of period	7,218	7,825

Cash and cash equivalents at end of period	$8,715	11,378

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized of $9 and $6	$473	497

Income taxes	$—	—

Noncash transaction-
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of tax	$(48)	(42)

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. FPB Bancorp, Inc. is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its banking offices located in Port St. Lucie, Fort Pierce and Stuart, Florida.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004, and the results of operations for the three- and six-month periods ended June 30, 2004 and 2003, and cash flows for the six month periods ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. Loans identified as impaired are as follows (in thousands):

	At
	June 30, 2004	December 31, 2003

Loans identified as impaired:
Gross loans with related allowance for losses recorded	$1,473	1,448
Less allowance for losses on these loans	359	238

Net investment in impaired loans	$1,114	1,210

The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average net investment in impaired loans	$1,472	22	1,455	37

Interest income recognized on impaired loans	$—	—	—	—

Interest income received on impaired loans	$—	—	—	—

The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$968	614	852	553
Provision for loan losses	115	89	240	172
Charge-offs net	—	(49)	(9)	(71)

Balance at end of period	$1,083	654	1,083	654

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At June 30, 2004	At December 31, 2003
Nonaccrual loans	$1,525	1,448
Past due ninety days or more, but still accruing	—	—

	$1,525	1,448

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2004 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Ratios of the Bank	Regulatory Requirement
Tier I capital to total average assets	8.32%	4.00%
Tier I capital to risk-weighted assets	11.96%	4.00%
Total capital to risk-weighted assets	13.22%	8.00%

(4)	Earnings Per Share. Basic and diluted earnings per share are computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not dilutive.

(5)	Stock Options. The Company established an Incentive Stock Option Plan for officers and employees of the Company. The Plan as amended provides for 122,666 shares of common stock available for grant. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options vest 33.3% during the second and third year, respectively, after grant and are fully exercisable during the fourth year after the grant date. The options expire in ten years from the date of grant. A summary of stock option follows ($ in thousands, except share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2003	107,552	$10.00-10.75	10.13	1,090
Granted	1,500	10.50	10.50	16

Outstanding at June 30, 2004	109,052	$10.00-10.75	10.14	1,106

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock Options, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under those plans had an exercise price which approximated the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss) as reported	$25	90	(39)	137
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	11	3	17	6

Proforma net earnings (loss)	$14	87	(56)	131

Earnings (loss) per share:
Basic and diluted, as reported	$.03	.11	(.05)	.17

Basic and diluted, proforma	$.02	.11	(.07)	.16

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2004, and for the three- and six- month periods ended June 30, 2004 and 2003 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2004 and 2003 and the related condensed consolidated statements of stockholders equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 23, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

July 30, 2004

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its banking offices located in Port St. Lucie, Fort Pierce and Stuart, Florida.

Liquidity and Capital Resources

The Company’s primary sources of cash during the six months ended June 30, 2004 were from net deposit inflow of approximately $8.5 million and proceeds from sales, prepayments and calls of securities totaling $2.6 million. Cash was used primarily for net loan originations of $9.2 million. At June 30, 2004, the Company had time deposits of $16.1 million that mature in one year or less. At June 30, 2004, the Bank exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003	Six Months Ended June 30, 2003

Average equity as a percentage of average assets	9.91%	11.34%	12.09%
Equity to total assets at end of period	9.22%	10.52%	10.92%
Return on average assets (1)	(.11)%	.25%	.45%
Return on average equity (1)	(1.06)%	2.19%	3.74%
Noninterest expenses to average assets (1)	4.51%	3.66%	3.56%
Nonperforming loans to total assets at end of period	1.93%	2.07%	NIL

(1)	Annualized for the six months ended June 30, 2004 and 2003.

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

A summary of the amounts of the Company’s financial instruments, with off-balance-sheet risk at June 30, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$6,131

Unused lines of credit and construction loans	$7,614

Standby letters of credit	$332

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

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
					(Dollars in thousands)
Interest-earning assets:
Loans	$55,497	885	6.38%	$44,214	765	6.92%
Securities	8,959	69	3.08	6,879	50	2.91
Other (1)	4,125	13	1.26	3,382	24	2.84

Total interest-earning assets	68,581	967	5.64	54,475	839	6.16

Noninterest-earning assets	6,872			8,698

Total assets	$75,453			$63,173

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	25,049	74	1.18	20,292	84	1.66
Time deposits	24,702	157	2.54	24,799	170	2.74

Total interest-bearing liabilities	49,751	231	1.86	45,091	254	2.24

Demand deposits	17,146			9,888
Noninterest-bearing liabilities	1,219			837
Stockholders’ equity	7,337			7,357

Total liabilities and stockholders’ equity	$75,453			$63,173

Net interest income		$736			$585

Interest-rate spread (2)			3.78%			3.92%

Net interest margin (3)			4.29%			4.30%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.38			1.21

(1)	Includes federal funds sold, Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,			Six Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
					(Dollars in thousands)
Interest-earning assets:
Loans	$53,758	1,713	6.37%	$43,503	1,510	6.94%
Securities	9,872	158	3.20	6,575	108	3.29
Other (1)	3,341	26	1.56	2,956	39	2.64

Total interest-earning assets	66,971	1,897	5.67	53,034	1,657	6.25

Noninterest-earning assets	7,188			7,532

Total assets	$74,159			$60,566

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	24,803	150	1.21	18,636	156	1.67
Time deposits	24,649	317	2.57	24,170	349	2.89

Total interest-bearing liabilities	49,452	467	1.89	42,806	505	2.36

Demand deposits	16,216			9,525
Noninterest-bearing liabilities	1,145			914
Stockholders’ equity	7,346			7,321

Total liabilities and stockholders’ equity	$74,159			$60,566

Net interest income		$1,430			$1,152

Interest-rate spread (2)			3.78%			3.89%

Net interest margin (3)			4.27%			4.34%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.35			1.24

(1)	Includes federal funds sold, Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2004 and 2003

General. Net earnings for the three months ended June 30, 2004, were $25,000 or $.03 per basic and diluted share compared to net earnings of $90,000 or $.11 per basic and diluted share for the period ended June 30, 2003. This decrease in the Company’s net earnings was primarily due to an increase in the provision for loan losses and noninterest expenses which related to operating the Stuart banking office which opened in December 2003 and preopening expenses relating to the Fort Pierce office which opened in July 2004, which were partially offset by an increase in net interest income and noninterest income.

Interest Income. Interest income increased to $967,000 for the three months ended June 30, 2004 from $839,000 for the three months ended June 30, 2003. Interest income on loans increased to $885,000 due primarily to an increase in the average loan portfolio balance for the three months ended June 30, 2004, partially offset by a decrease in the average yield earned in 2004. Interest on securities increased to $69,000 due primarily to an increase in the average yield earned during the three months ended June 30, 2004 and by an increase in the average balance in the securities portfolio in 2004.

Interest Expense. Interest expense decreased to $231,000 for the three months ended June 30, 2004, from $254,000 for the three months ended June 30, 2003. Interest expense decreased primarily because of a decrease in the average rate paid on deposits during 2004, partially offset by an increase in the average balance of deposits during 2004.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended June 30, 2004, was $115,000 compared to $89,000 for the same period in 2003. The increase in the provision was due to increased average loan balances during the three months ended June 30, 2004. Management believes the balance in the allowance for loan losses of $1.1 million at June 30, 2004, is adequate.

Noninterest Income. Total noninterest income increased to $276,000 for the three months ended June 30, 2004, from $202,000 for the three months ended June 30, 2003 primarily as a result of an increase in other noninterest income of $78,000.

Noninterest Expenses. Total noninterest expenses increased to $858,000 for the three months ended June 30, 2004 from $552,000 for the three months ended June 30, 2003, primarily due to an increase in employee compensation and benefits of $156,000, an increase in occupancy and equipment of $57,000, and an increase in other expenses of $91,000 due to operating the Stuart banking office which opened in December 2003 and preopening expenses relating to the Fort Pierce office which opened in July 2004, as well as the continued growth of the Company.

Income Taxes. Income taxes for the three months ended June 30, 2004, were $14,000 (an effective rate of 35.9%) compared to an income taxes of $56,000 (an effective rate of 38.4%) for the three months ended June 30, 2003. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2004 and 2003

General. Net loss for the six months ended June 30, 2004, was $39,000 or $.05 per basic and diluted share compared to net earnings of $137,000 or $.17 per basic and diluted share for the six month period ended June 30, 2003. This decrease in the Company’s net earnings was primarily due to an increase in the provision for loan losses and noninterest expenses relating to operating the Stuart banking office which opened in December 2003 and preopening expenses relating to the Fort Pierce office which opened in July 2004, which was partially offset by an increase in net interest income and noninterest income.

Interest Income. Interest income increased to $1.9 million for the six months ended June 30, 2004 from $1.7 million for the six months ended June 30, 2003. Interest income on loans increased to $1.7 million due primarily to an increase in the average loan portfolio balance for the six months ended June 30, 2004, partially offset by a decrease in the average yield earned in 2004. Interest on securities increased to $158,000 due primarily to an increase in the average security portfolio during the six months ended June 30, 2004, partially offset by a decrease in the average yield earned in 2004.

Interest Expense. Interest expense decreased to $467,000 for the six months ended June 30, 2004, from $505,000 for the six months ended June 30, 2003. Interest expense decreased primarily because of a decrease in the average rate paid on deposits during 2004, partially offset by an increase in the average balance of deposits during 2004.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the six months ended June 30, 2004, was $240,000 compared to $172,000 for the same period in 2003. The increase in the provision was due to increased average loan balances during the six months ended June 30, 2004. Management believes the balance in the allowance for loan losses of $1.1 million at June 30, 2004, is adequate.

Noninterest Income. Total noninterest income increased to $423,000 for the six months ended June 30, 2004, from $321,000 for the six months ended June 30, 2003 primarily as a result of an increase in service charges and fees on deposits of $47,000 and an increase in other noninterest income of $57,000.

Noninterest Expenses. Total noninterest expenses increased to $1.7 million for the six months ended June 30, 2004 from $1.1 million for the six months ended June 30, 2003, primarily due to an increase in employee compensation and benefits of $286,000, an increase in occupancy and equipment of $97,000, and an increase in other expenses of $179,000 due to operating the Stuart banking office which opened in December 2003 and preopening expenses relating to the Fort Pierce office which opened in July 2004, as well as the continued growth of the Company.

Income Taxes. Income tax benefit for the six months ended June 30, 2004, was $21,000 (an effective rate of 35.0%) compared to an income tax expense of $86,000 (an effective rate of 38.6%) for the six months ended June 30, 2003. The Company has recognized a deferred tax asset because management believes it will realize the deferred tax asset in future periods.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceeding to which the Company is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of FPB Bancorp, Inc. was held on April 21, 2004 to vote on the following proposals:

Proposal I:	Election of three directors

Proposal II:	Ratification of the appointment of Hacker, Johnson & Smith PA as independent auditors

Proposal III:	Adjournment of the meeting

At the Annual Meeting, 578,466 shares were present in person or by proxy. Listed below are the results of the matters subject to a vote of security holders:

	Term	For	Against	Abstain	Broker Nonvote
Proposal I
Ann L. Decker	1 year	573,066	—	5,400	—
Paul J. Miret	1 year	571,916	—	6,550	—
Robert L. Seeley	1 year	571,966	—	6,500	—

Proposal II	—	572,066	1,100	5,300	33,324

Proposal III	—	568,166	2,900	7,400	—

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

Exhibit No.	Description of Exhibit
* 3.1	Articles of Incorporation

* 3.2	Bylaws

* 4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value

* 4.2	First Peoples Bank Stock Option Plan dated January 14, 1999

* 4.3	Warrant Agreement

* 4.4	Non-Qualified Stock Option Agreement

** 4.5	Amendment to First Peoples Bank Stock Option Plan

* 10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999

* 10.2	Employment Agreement for David W. Skiles

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. There were no Form 8-K’s filed during the three months ended June 30, 2004.

FPB BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC.
(Issuer)

Date: August 16, 2004	By:	/s/ David W. Skiles
David W. Skiles,
President and Chief Executive Officer

Date: August 16, 2004	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Senior Vice President and Chief Financial Officer