Form 10QSB
period 2004-09-30
FPB BANCORP INC
filed 2004-11-15
CIK 1162245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	818,120 shares
(class)	Outstanding at September 30, 2004

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

FPB BANCORP, INC. AND SUBSIDIARY

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets

Cash and due from banks	$1,480	2,827
Interest-bearing deposits with banks	117	2,546
Federal funds sold	10,672	1,845

Total cash and cash equivalents	12,269	7,218

Securities available for sale	5,043	8,285
Securities held to maturity	3,042	3,090
Loans, net of allowance for loan losses of $1,164 and $852	64,242	48,244
Premises and equipment, net	3,593	2,437
Federal Home Loan Bank stock, at cost	125	122
Accrued interest receivable	302	249
Deferred income taxes	268	280
Other assets	197	130

Total assets	$89,081	70,055

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	16,042	11,371
Savings, NOW and money-market deposits	30,071	24,609
Time deposits	32,384	25,084

Total deposits	78,497	61,064

Official checks	539	1,446
Federal Home Loan Bank advance	2,500	—
Other liabilities	172	173

Total liabilities	81,708	62,683

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 818,120 shares issued and outstanding	8	8
Additional paid-in capital	7,910	7,918
Accumulated deficit	(546)	(567)
Accumulated other comprehensive income	1	13

Total stockholders’ equity	7,373	7,372

Total liabilities and stockholders’ equity	$89,081	70,055

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans	$1,011	786	2,724	2,296
Securities	69	50	227	158
Other	27	22	53	61

Total interest income	1,107	858	3,004	2,515

Interest expense:
Deposits	267	246	734	751
Federal Home Loan Bank advance	5	—	5	—

Total interest expense	272	246	739	751

Net interest income	835	612	2,265	1,764

Provision for loan losses	85	106	325	278

Net interest income after provision for loan losses	750	506	1,940	1,486

Noninterest income:
Service charges and fees on deposits	70	68	226	177
Gain on sale of a securities available for sale	—	—	20	33
Other fees	15	7	40	22
Loan brokerage fees	37	—	137	99
Other	35	21	157	86

Total noninterest income	157	96	580	417

Noninterest expenses:
Salaries and employee benefits	461	256	1,194	703
Occupancy and equipment	131	88	361	221
Advertising	62	37	194	123
Professional fees	11	26	73	124
Data processing	75	53	201	156
Other	68	118	457	329

Total noninterest expenses	808	578	2,480	1,656

Earnings before income taxes	99	24	40	247

Income taxes	41	8	19	94

Net earnings	$58	16	21	153

Earnings per share, basic and diluted	$.07	.02	.03	.19

Weighted-average number of shares, basic and diluted	818,120	817,775	818,120	817,775

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2004 and 2003

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	817,775	$8	7,932	(687)	60	7,313

Comprehensive income:
Net earnings for the nine months ended September 30, 2003 (unaudited)	—	—	—	153	—	153

Net change in unrealized gain on securities available for sale, net of tax benefit of $40 (unaudited)	—	—	—	—	(65)	(65)

Comprehensive income (unaudited)						88

Stock offering costs (unaudited)	—	—	(2)	—	—	(2)

Balance at September 30, 2003 (unaudited)	817,775	$8	7,930	(534)	(5)	7,399

Balance at December 31, 2003	818,120	$8	7,918	(567)	13	7,372

Comprehensive income:
Net earnings for the nine months ended September 30, 2004 (unaudited)	—	—	—	21	—	21

Net change in unrealized gain on securities available for sale, net of tax benefit of $7 (unaudited)	—	—	—	—	(12)	(12)

Comprehensive income (unaudited)						9

Issuance of common stock from exercise of warrants (unaudited)	8,000	—	80	—	—	80

Repurchase and retirement of common stock (unaudited)	(8,000)	—	(88)	—	—	(88)

Balance at September 30, 2004 (unaudited)	818,120	$8	7,910	(546)	1	7,373

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$21	153
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	128	52
Provision for loan losses	325	278
Provision for deferred income taxes	19	94
Net amortization of deferred loan fees	(12)	(13)
Net amortization of securities	6	68
Gain on sale of a securities available for sale	(20)	(33)
Increase in accrued interest receivable	(53)	(21)
Increase in other assets	(67)	(47)
Decrease in official checks and other liabilities	(908)	(175)

Net cash (used in) provided by operating activities	(561)	356

Cash flows from investing activities:
Purchase of securities available for sale	—	(6,594)
Purchase of securities held to maturity	—	(3,488)
Principal payments on securities available for sale	1,236	1,887
Proceeds from the sale of a securities available for sale	2,000	2,251
Proceeds from calls of securities available for sale	—	2,000
Principal payments on securities held to maturity	49	287
Net increase in loans	(16,311)	(5,667)
Purchase of Federal Home Loan Bank stock	(3)	(42)
Purchase of premises and equipment	(1,284)	(208)

Net cash used in investing activities	(14,313)	(9,574)

Cash flows from financing activities:
Net increase in deposits	17,433	9,837
Proceeds from Federal Home Loan Bank advance	2,500	—
Proceeds from the issuance of common stock	80	—
Repurchase and retirement of common stock	(88)	—
Stock offering costs	—	(2)

Net cash provided by financing activities	19,925	9,835

Net increase in cash and cash equivalents	5,051	617

Cash and cash equivalents at beginning of period	7,218	7,825

Cash and cash equivalents at end of period	$12,269	8,442

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized of $16 and $8	$732	756

Income taxes	$—	—

Noncash transaction-
Accumulated other comprehensive income, change in unrealized gain on securities available for sale, net of tax	$(12)	(65)

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. FPB Bancorp, Inc. is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its banking offices located in Port St. Lucie, Fort Pierce and Stuart, Florida.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2004, and the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. Loans identified as impaired are as follows (in thousands):

	At
	September 30, 2004	December 31, 2003
Loans identified as impaired:
Gross loans with related allowance for losses recorded	$538	1,448
Less allowance for losses on these loans	38	238

Net investment in impaired loans	$500	1,210

The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average net investment in impaired loans	$807	319	986	126

Interest income recognized on impaired loans	$—	—	—	—

Interest income received on impaired loans	$—	—	—	—

The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$1,083	654	852	553
Provision charged to earnings	85	106	325	278
Charge-offs, net	(4)	(16)	(13)	(57)

Balance at end of period	$1,164	744	1,164	774

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At September 30, 2004	At December 31, 2003
Nonaccrual loans	$586	1,448
Past due ninety days or more, but still accruing	—	—

	$586	1,448

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2004 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Ratios of the Bank	Regulatory Requirement
Tier I capital to total average assets	7.73%	4.00%
Tier I capital to risk-weighted assets	11.26%	4.00%
Total capital to risk-weighted assets	12.52%	8.00%

(4)	Earnings Per Share. Basic and diluted earnings per share are computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not dilutive.

(5)	Stock Options. The Company established an Incentive Stock Option Plan for officers and employees of the Company. The Plan as amended provides for 122,666 shares of common stock available for grant. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options vest 33.3% each year, after grant and are fully exercisable during the fourth year after the grant date. The options expire in ten years from the date of grant. A summary of stock option follows ($in thousands, except share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2003	107,552	$10.00-10.75	10.13	1,090
Granted	1,500	10.50	10.50	16

Outstanding at September 30, 2004	109,052	$10.00-10.75	10.14	1,106

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock Options, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price which approximated the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) to stock-based employee compensation ($in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings as reported	$58	16	21	153
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	8	3	25	9

Proforma net earnings (loss)	$50	13	(4)	144

Earnings per share:
Basic and diluted, as reported	$.07	.02	.03	.19

Basic and diluted, proforma	$.06	.02	—	.18

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2004, and for the three- and nine- month periods ended September 30, 2004 and 2003 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2004 and 2003 and the related condensed consolidated statements of stockholders equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

October 29, 2004

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

Liquidity and Capital Resources

The Company’s primary sources of cash during the nine months ended September 30, 2004 were from net deposit inflow of approximately $17.4 million, proceeds from a Federal Home Loan Bank advance of $2.5 million, and proceeds from sales and repayments of securities totaling $3.2 million. Cash was used primarily for net loan originations of $16.3 million and the purchase of premise and equipment of $1.3 million. At September 30, 2004, the Company had time deposits of $20.2 million that mature in one year or less. At September 30, 2004, the Bank exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003	Nine Months Ended September 30, 2003
Average equity as a percentage of average assets	9.51%	11.34%	11.66%
Equity to total assets at end of period	8.28%	10.52%	10.80%
Return on average assets (1)	.04%	.25%	.32%
Return on average equity (1)	.38%	2.19%	2.77%
Noninterest expenses to average assets (1)	4.28%	3.66%	3.50%
Nonperforming loans to total assets at end of period	.62%	2.07%	1.39%

(1)	Annualized for the nine months ended September 30, 2004 and 2003.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$6,408

Unused lines of credit and construction loans	$8,195

Standby letters of credit	$332

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

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

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$61,774	1,011	6.55%	$46,895	786	6.70%
Securities	8,619	69	3.20	6,040	50	3.31
Other (1)	7,470	27	1.45	4,036	22	2.18

Total interest-earning assets	77,863	1,107	5.69	56,971	858	6.02

Noninterest-earning assets	5,553			11,110

Total assets	$83,416			$68,081

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	28,576	88	1.23	24,199	69	1.14
Time deposits	27,944	179	2.56	24,427	177	2.90
Federal Home Loan Bank advance	2,106	5.95		—	—

Total interest-bearing liabilities	58,626	272	1.86	48,626	246	2.02

Demand deposits	16,224			10,985
Noninterest-bearing liabilities	1,211			1,078
Stockholders’ equity	7,355			7,392

Total liabilities and stockholders’ equity	$83,416			$68,081

Net interest income		$835			$612

Interest-rate spread (2)			3.83%			4.00%

Net interest margin (3)			4.29%			4.30%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.33			1.17

(1)	Includes federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$56,430	2,724	6.44%	$43,873	2,296	6.98%
Securities	9,454	227	3.20	7,082	158	2.97
Other (1)	4,718	53	1.50	3,320	61	2.45

Total interest-earning assets	70,602	3,004	5.67	54,275	2,515	6.18

Noninterest-earning assets	6,643			8,822

Total assets	$77,245			$63,097

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	26,061	238	1.22	20,511	235	1.53
Time deposits	25,747	496	2.57	24,256	516	2.84
Federal Home Loan Bank advance	702	5.95		—	—

Total interest-bearing liabilities	52,510	739	1.88	44,767	751	2.24

Demand deposits	16,219			10,010
Noninterest-bearing liabilities	1,167			964
Stockholders’ equity	7,349			7,356

Total liabilities and stockholders’ equity	$77,245			$63,097

Net interest income		$2,265			$1,764

Interest-rate spread (2)			3.79%			3.94%

Net interest margin (3)			4.28%			4.33%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.34			1.21

(1)	Includes federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2004 and 2003

General. Net earnings for the three months ended September 30, 2004, were $58,000 or $.07 per basic and diluted share compared to net earnings of $16,000 or $.02 per basic and diluted share for the period ended September 30, 2003. This increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in noninterest expenses.

Interest Income. Interest income increased to $1.1 million for the three months ended September 30, 2004 from $858,000 for the three months ended September 30, 2003. Interest income on loans increased to $1.0 million due primarily to an increase in the average loan portfolio balance for the three months ended September 30, 2004, partially offset by a decrease in the average yield earned in 2004. Interest on securities increased to $69,000 due primarily to an increase in the average balance in the securities portfolio in 2004, partially offset by a decrease in the average yield earned during the three months ended September 30, 2004.

Interest Expense. Interest expense increased to $272,000 for the three months ended September 30, 2004, from $246,000 for the three months ended September 30, 2003. Interest expense increased primarily because of an increase in the average balance of deposits during 2004, partially offset by a decrease in the average rate paid on deposits during 2004.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended September 30, 2004, was $85,000 compared to $106,000 for the same period in 2003. The decrease in the provision was due to lower than budget loan growth resulting in reduced monthly reserve adjustments. Management believes the balance in the allowance for loan losses of $1.2 million at September 30, 2004, is adequate.

Noninterest Income. Total noninterest income increased to $157,000 for the three months ended September 30, 2004, from $96,000 for the three months ended September 30, 2003 primarily as a result of the increase in loan brokerage fees.

Noninterest Expenses. Total noninterest expenses increased to $808,000 for the three months ended September 30, 2004 from $578,000 for the three months ended September 30, 2003, primarily due to an increase in employee compensation and benefits of $205,000, an increase in occupancy and equipment of $43,000, and increase in advertising expense of $25,000 all due to the continued growth of the Company.

Income Taxes. Income taxes for the three months ended September 30, 2004, were $41,000 compared to an income taxes of $8,000 for the three months ended September 30, 2003.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2004 and 2003

General. Net earnings for the nine months ended September 30, 2004, were $21,000 or $.03 per basic and diluted share compared to net earnings of $153,000 or $.19 per basic and diluted share for the period ended September 30, 2003. This decrease in the Company’s net earnings was primarily due to an increase in the provision for loan losses and noninterest expenses related to startup and ongoing operating costs of the Stuart and Fort Pierce branches, which was partially offset by an increase in net interest income and noninterest income.

Interest Income. Interest income increased to $3.0 million for the nine months ended September 30, 2004 from $2.5 million for the nine months ended September 30, 2003. Interest income on loans increased to $2.7 million due primarily to an increase in the average loan portfolio balance for the nine months ended September 30, 2004, partially offset by a decrease in the average yield earned in 2004. Interest on securities increased to $227,000 due primarily to an increase in the average balance in the securities portfolio in 2004 and an increase in the average yield earned during the nine months ended September 30, 2004.

Interest Expense. Interest expense decreased to $739,000 for the nine months ended September 30, 2004, from $751,000 for the nine months ended September 30, 2003. Interest expense decreased primarily because of a decrease in the average rate paid on deposits during 2004, partially offset by an increase in the average balance of deposits during 2004.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the nine months ended September 30, 2004, was $325,000 compared to $278,000 for the same period in 2003. Management believes the balance in the allowance for loan losses of $1.2 million at September 30, 2004, is adequate.

Noninterest Income. Total noninterest income increased to $580,000 for the nine months ended September 30, 2004, from $417,000 for the nine months ended September 30, 2003 primarily as a result of an increase in loan brokerage fees and an increase in other noninterest income.

Noninterest Expenses. Total noninterest expenses increased to $2.5 million for the nine months ended September 30, 2004 from $1.7 million for the nine months ended September 30, 2003, primarily due to an increase in employee compensation and benefits of $491,000 and an increase in occupancy and equipment of $140,000 all due to the continued growth of the Company.

Income Taxes. Income taxes for the nine months ended September 30, 2004, were $19,000 compared to an income taxes of $94,000 for the nine months ended September 30, 2003.

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

Exhibit No.	Description of Exhibit
* 3.1	Articles of Incorporation

* 3.2	Bylaws

* 4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value

* 4.2	First Peoples Bank Stock Option Plan dated January 14, 1999

* 4.3	Warrant Agreement

* 4.4	Non-Qualified Stock Option Agreement

** 4.5	Amendment to First Peoples Bank Stock Option Plan

* 10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999

* 10.2	Employment Agreement for David W. Skiles

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. There were no Form 8-K’s filed during the three months ended September 30, 2004.

FPB BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC.
(Registrant)

Date: November 15, 2004	By:	/s/ David W. Skiles
David W. Skiles, President and Chief
Executive Officer

Date: November 15, 2004	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Senior Vice President and
Chief Financial Officer