Form 10KSB
period 2004-12-31
FPB BANCORP INC
filed 2005-03-28
CIK 1162245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Issuer’s Telephone Number (772) 398-1388

Securities Registered Under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N.A.	N.A.

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.01 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year: $5,104,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 1, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $10,648,560 million.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of February 28, 2005, the Issuer had 819,120 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders and the 2004 Annual Report, filed electronically with the Securities and Exchange Commission on March 28, 2005, are incorporated in Part III of this Form 10-KSB by reference. In addition, portions of the 2004 Annual Report filed electronically with the Securities and Exchange Commission on March 28, 2004, and are incorporated in Part II of this Form 10-KSB by reference.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FPB BANCORP, INC.

2004 Form 10-KSB Annual Report

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

ITEM 1. BUSINESS

FPB Bancorp, Inc.

FPB was incorporated on September 5, 2001. On December 3, 2001, FPB acquired all of the issued and outstanding stock of First Peoples Bank in a one-for-one share exchange. As of December 31, 2004, FPB had total consolidated assets of $94.6 million, and total consolidated stockholders’ equity of $7.4 million.

First Peoples Bank

The Bank commenced banking operations in Port St. Lucie, Florida, on April 26, 1999, as a state-chartered commercial bank. We currently have three retail banking offices located in Port St. Lucie, Stuart and Fort Pierce, Florida. Our Stuart branch office opened for business in December 2003 and our Fort Pierce branch office opened for business in June 2004. Our primary business is attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans and to purchase securities.

We offer a broad range of retail and commercial banking services, including various types of deposit accounts and loans for businesses and consumers. As part of our community bank approach, officers are encouraged to actively participate in community activities and organizations.

Operating and Business Strategy

We are organized as a locally-owned, locally managed community financial institution, owned and managed by people who are actively involved in our market area and are committed to our economic growth and development. With local ownership, management, and directors, we believe that we can be more responsive to the communities we serve. Local ownership allows faster, more responsive and flexible decision-making which is not generally available at the majority of financial institutions in or near our market area which mainly consist of branch offices of large regional holding company banks with headquarters located elsewhere in the United States.

Our principal business is to attract deposits from the general public and to invest those funds in various types of loans and other interest-earning assets. Funds are provided for the operations from the proceeds from the sale of investments, from amortization and repayment of outstanding loans and investments, from net deposit inflow, and from borrowings. Our earnings depend primarily upon the difference between: (1) non-interest income, and the interest and fees we receive from loans, the securities held in our investment portfolio and other investments; and (2) the expenses we incur in connection with obtaining funds for lending (including interest paid on deposits and other borrowings) and expenses relating to day-to-day operations.

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

Our customers are primarily individuals, professionals, small and medium size businesses, and seasonal retirees located predominantly in St. Lucie County and Martin County, Florida. Our offices are currently located in Stuart, Port St. Lucie and Fort Pierce, Florida.

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

Personalized Products and Service. We strive to provide innovative financial products and high service levels, and to maintain strong customer relationships. We seek customers who prefer to conduct business with a locally owned and managed financial institution.

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

Dedicated Employees. We believe that the key to our success lies with our employees, because it is through our employees that we are able to provide our banking customers with a very high level of service and attention. To this end, we seek to hire well qualified banking professionals who are committed to providing a superior level of banking service and are willing to accept a significant degree of responsibility. Each employee focuses on the individual customer’s needs and strives, to deliver the specific products and services that are best suited to achieve the customer’s financial goals.

Internal Growth and Branch Expansion. Our first branch office opened in December 2003, at 715 Colorado Avenue in Stuart, Florida, in a 6,100 square foot leased facility. This facility serves as our corporate headquarters and houses the Bank’s Operations Center, as well as branch staff.

Our second branch office opened in June of 2004 in a two-story branch building at 2500 Virginia Avenue in Fort Pierce, Florida. The bank occupies 3,733 square feet on the first floor, as well as 649 square feet on the second floor. We are leasing 4,376 square feet on the second floor to unaffiliated parties.

We have established a courier program which consists of four staff members. This program enables us to service commercial deposit and loan customers in Martin County and St. Lucie County who are not in close proximity to the Bank. This has proven to be a great convenience to our customers, especially the small business owners.

Develop Commercial Loan Relationships. Since our inception, we have been gradually building our loan portfolio mix by purchasing, originating and retaining commercial and commercial real estate loans. We believe that large regional and out-of-state financial institutions have shifted their focus away from lending to small and medium-sized business. As part of our lending efforts, we have been developing, within our market, strong commercial loan and deposit relationships with small to medium-sized businesses which tend to value personalized service and attention to their specific borrowing needs. Timely decisions and prompt, courteous service is very important and we believe will foster long-term, quality loan and deposit relationships. In addition, we are very active in the Small Business Administration lending program earning our Preferred Lender Status in 2002.

Residential Loans. In order to be a full service bank, we engage in residential lending activities which include the origination of residential mortgage loans. Our strategy is to sell, to the extent practical, all of our fixed- rate residential mortgage loan originations and a large portion of our adjustable-rate loans. The sale of mortgage loans in the secondary market provides additional non-interest income, including mortgage loan origination fees and gains on the sale of mortgage loans.

Maintain Strong Credit Quality. We place a great deal of emphasis on maintaining strong asset quality. The asset quality we are experiencing to date is principally due to our strict underwriting criteria, the relationship of our senior officers and directors to our customers and their knowledge of the demographics and needs of our local community.

Primary Market Areas

We are the only financial institution headquartered in Port St. Lucie, Florida. Our geographic market area encompasses Martin County and St. Lucie County, Florida. St. Lucie and Martin Counties have a total combined year-round adult population of approximately 354,000; during the winter season the population increases by approximately 20%. From 2000 to 2004, the population of St. Lucie County grew at a compound annual rate of 11.11%, while Martin County grew by 25.6%.

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

Port St. Lucie is home to one of two family-oriented Club Med’s in the world. Major employers include St. Lucie County, Liberty Medical, Indian River Community College, Walmart, QVC and Florida Power and Light Company.

In Martin County, there are over 200 manufacturing businesses, including those in the marine industry and agricultural industry, as well as, construction, government, retail, medical and other service-type businesses.

Competition

Competition for deposits and loans is intense among financial institutions in Florida and particularly in areas of high population concentrations such as St. Lucie County and Martin County. Our competitors include institutions such as Riverside National Bank of Florida, Bank of America, SunTrust, Wachovia Bank, First National Bank and Trust of the Treasure Coast, Harbor Federal Savings Bank, Gulfstream Business Bank, other commercial banks, savings banks, and credit unions. Additional competition for deposits comes from government securities, money-market funds, mutual fund and securities brokerage firms. Many of these competitors have substantially greater resources, higher lending limits, larger branch networks and are able to offer a broader range of products and services than we are able to offer.

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

With respect to loans, we have targeted small to medium-sized businesses as our customer base, because we believe that the large out-of-state financial institutions continue to shift the focus away from these business opportunities. We also originate and sell residential loans by Offering various adjustable-rate and fixed-rate mortgage loan products.

Geographic deregulation has also had a material impact on the financial industry. Federally-chartered savings institutions have interstate banking authority. As for commercial banks, to date, all but three states have enacted some form of interstate banking legislation. The most common form of interstate banking statutes have either regional limitations or reciprocity requirements. A growing number of states, however, now provide for unrestricted entry. A bank holding company is now permitted to acquire existing banks across state lines and may consolidate its interstate subsidiary banks into branches and merge with a bank in another state, depending upon state laws. Florida has removed most of the barriers to interstate banking.

Loan Activities

General. Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2004, the net loan portfolio totaled $68.8 million, or 73% of total assets.

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

General Loan Policies. Loans are approved at various management levels up to and including the board of directors, depending on the amount of the loan. Loan approvals are made in accordance with delegated authority approved by the board of directors. Generally loans less than $50,000 are approved by certain authorized officers. The President has individual loan authority up to $150,000. Loans between $150,000 and $350,000 are approved by an officer’s loan committee, and loans between $350,000 and $600,000 are approved by a directors’ loan committee. All loans over $600,000 require approval by the board of directors.

For real estate loans our policy is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy, which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required.

We are permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 80% of the appraised value or of the purchase price, whichever is less, we are required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the value of the property. We will originate single-family residential mortgage loans with up to a 90% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 90% loan-to-value ratio are limited to special community support programs or one of the FHA, VA, or Farmers Home Administration guarantee or insurance programs. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 90%, including the amount of the first mortgage, of the collateral. With respect to home loans granted for construction or combination construction/permanent financing, we will lend up to 80% of the appraised value of the property on an “as completed” basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 80% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property.

The maximum amount which we could have loaned on a secured basis to one borrower and the borrower’s related entities as of December 31, 2004, was approximately $1.8 million . Our largest loan to a single borrower is a $1.1 million loan secured by a first mortgage on a marina consisting of two retail stores, 16 residential units and boat slips, which were made prior to December 31, 2004.

Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in St. Lucie and Martin Counties. As of December 31, 2004, commercial real estate loans amounted to $30.8 million or 44% of our total loan portfolio. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years.

Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 80%. Loans secured by this type of collateral will continue to be a part of our future loan program. Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. At December 31, 2004, our largest commercial and multi-family real estate loan was approximately $1.1 million,secured by first mortgage on a marina consisting of two retail stores, 16 residential units and boat slips. The loan is current.

Commercial Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2004, our largest commercial loan not secured by real estate was $481,000, secured by a ship’s mortgage on a charter vessel. While we have made Small Business Administration loans, we generally will underwrite commercial loans for our own portfolio utilizing other sources of collateral and a maximum of 80% loan to value. The majority of our commercial loans are adjustable-rate loans with adjustment periods ranging from daily to 5 years. As of December 31, 2004, we had $22.6 million in commercial loans, which was 32% of the total loan portfolio.

Residential Loans. We currently originate fixed-rate residential mortgage loans and adjustable-rate mortgage loans for terms of up to 30 years. As of December 31, 2004, $181,000 or less than 1% of our total loan portfolio consisted of one-to-four family residential real estate loans. As of such date, all of these loans were adjustable-rate mortgage loans.

The residential adjustable-rate mortgage loans that we are currently offering have interest rates that are fixed for a period of one, three or five years and then after the initial period such interest rates are adjusted annually based upon an index such as the yield on treasury securities adjusted to a one-year maturity, plus a margin. Most of our adjustable-rate mortgage loans limit the amount of any increase or decrease in the interest rate at each adjustment and over the life of the loan. Typical limitations are 2% for each adjustment with a limit of 6% over the life of the loan. We may offer adjustable-rate mortgage loans with different annual and life-of-loan interest change limits, shorter or longer adjustment periods and different base indices as may be appropriate to meet market demands, portfolio needs, and our interest-rate risk management goals. While the initial rate on adjustable-rate mortgage loans may be below a fully indexed rate, the loan is always underwritten based on the borrower’s ability to pay at the interest rate which would be in effect after adjustment of the loan. Some adjustable-rate mortgage loans include features that allow the borrower, under special conditions, to convert the loan to a fixed rate at the then prevailing market rates.

Adjustable-rate mortgage loans reduce our risk of changes in interest rates, but involve other risks because as interest rates increase, the borrower’s required payments increase, thus increasing the potential for default. Marketability of real estate loans is also affected by the level of interest rates.

Our fixed rate home loans are originated for 30-year amortization terms. Borrowers requesting a term of 15 years or less are usually granted an interest rate slightly lower than is offered for a 30-year amortizing loan. Fixed rate loans are originated in compliance with documentation and underwriting standards which permit their sale in the secondary market to institutional investors such as Fannie Mae. Fixed-rate home loans include a “due on sale” clause, which provides us with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. The “due on sale” provision is always enforced. We generally sell all fixed rate, 30-year home loans in the secondary market. No such loans are held in our loan portfolio.

Consumer Loans. We make various types of consumer loans, the majority of which are home equity loans, but which also include automobile and boat loans. Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to our customers and because the shorter term and normally higher interest rates on such loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of consumer loans generally range from one to five years and are typically at a fixed rate of interest. Underwriting standards for consumer loans include an assessment of the applicant’s repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Our belief is that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and, therefore, we intend to continue to increase our investment in these types of loans. As of December 31, 2004, consumer loans amounted to $14.8 million, or 21% of the total loan portfolio.

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

At December 31, 2004, we had $496,000 in non-accruing loans which were contractually past due 90 days or more and no troubled debt restructuring. We have never had any real estate owned.

Asset Classification

Commercial banks are required to review and when appropriate classify their assets on a regular basis. The FDIC and state banking examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowance for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored. At December 31, 2004, we did not have a material amount of loans classified as substandard, doubtful, or loss.

Provision for Losses on Loans

The provision for loan losses is established through a provision for loan losses charged against income. Loans are charged against the provision when we believe that the collectibility of the principal is unlikely or when an actual loss is incurred. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. While we use the best information available to us to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions. At December 31, 2004, our total allowance for loan losses was approximately $1.1 million, representing 1.56% of total loans.

Personnel

As of December 31, 2004, we had 43 full-time employees and seven part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees to be good.

Employees are covered by a comprehensive employee benefit program which provides for, among other benefits, hospitalization and major medical insurance, short and long-term disability insurance, life insurance, and education assistance. Such employee benefits are considered by management to be generally competitive with employee benefits provided by other major employers in our geographic market area.

SUPERVISION AND REGULATION

General

As a one-bank holding company, we are subject to an extensive body of state and federal banking laws and regulations which impose specific requirements and restrictions on virtually all aspects of our operations. We are affected by government monetary policy and by regulatory measures affecting the banking industry in general.

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

FPB Bancorp, Inc.

FPB is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. As such, we are required to file annual reports and other information with the Federal Reserve regarding our business operations and those of our subsidiary, as well as being subject to the supervision of, and to periodic inspections by, the Federal Reserve.

The Bank Holding Company Act generally requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	Acquiring all or substantially all of the assets of a bank;

•	Acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company; or

•	Merging or consolidating with another bank holding company.

The Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require that, depending on the particular circumstances, either the Federal Reserve’s approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company, not a bank holding company, acquiring control of a bank holding company, subject to certain exemptions. Control is conclusively presumed to exist when an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Except as authorized by the Bank Holding Company Act and Federal Reserve regulations or order, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any business other than the business of banking or managing and controlling banks. Some of the activities the Federal Reserve has determined by regulation to be proper incidents to the business of banking, and thus permissible for bank holding companies, include:

•	Making or servicing loans and certain types of leases;

•	Engaging in certain insurance and discount brokerage activities;

•	Performing certain data processing services;

•	Acting in certain circumstances as a fiduciary or investment or financial advisor;

•	Providing management consulting services;

•	Owning savings associations; and

•	Making investments in corporations or projects designed primarily to promote community welfare.

In accordance with Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve’s policy, we may be required to provide financial support to the Bank at a time when, absent such Federal Reserve policy, it might not be deemed advisable to provide such assistance. Under the Bank Holding Company Act, the Federal Reserve may also require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Florida Business Corporation Act. As a Florida corporation, FPB is subject to the provisions of the FBCA, which authorizes the establishment of Florida corporations and sets forth the corporate governance standards for their operations. Some of the more pertinent provisions include.

•	General powers of a corporation;

•	Shareholders rights;

•	Notice, conduct of meetings and voting rights;

•	Director and officer requirements and duties;

•	Election of directors;

•	Terms of directors;

•	Compensation of directors;

•	Contract rights of offers;

•	Indemnification of directors, officers, employees and agents;

•	Business combinations and mergers; and

•	Corporate Dissolutions.

The FBCA also provides for super majority voting requirements for shareholders. Our Articles of Incorporation do not contain any super majority voting provisions.

First Peoples Bank

As a state-chartered bank, the Bank is subject to the supervision and regulation of the Florida Office of Financial Regulation Department of Financial Services (“Department”) and the FDIC. Our deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, we must pay a semi-annual statutory assessment and comply with the rules and regulations of the FDIC. The assessment levied on a bank for deposit insurance varies, depending on the capital position of each bank, and other supervisory factors. Currently, we are subject to the statutory assessment.

Areas regulated and monitored by the bank regulatory authorities include:

•	Security devices and procedures;

•	Adequacy of capitalization and loss reserves;

•	Loans;

•	Investments;

•	Borrowings;

•	Deposits;

•	Mergers;

•	Issuances of securities;

•	Payment of dividends;

•	Establishment of branches;

•	Corporate reorganizations;

•	Transactions with affiliates;

•	Maintenance of books and records; and

•	Adequacy of staff training to carry out safe lending and deposit gathering practices.

Capital Adequacy Requirements

Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank and its holding company’s assets reach $150 million, the capital adequacy guidelines issued by the Federal Reserve are applied to bank holding companies on a non- consolidated basis, unless the bank holding company is engaged in non-bank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. The Department’s and the FDIC’s risk-based capital guidelines apply directly to insured state banks, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

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

Federal bank regulatory agencies possess broad powers to take prompt corrective action as deemed appropriate for an insured depository institution and its holding company, based on the institution’s capital levels. The extent of these powers depends upon whether the institution in question is considered “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized”. Generally, as an institution is deemed to be less well-capitalized, the scope and severity of the agencies’ powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well-capitalized” depository institution may accept brokered deposits without prior regulatory approval, and can engage in various expansion activities with prior notice, rather than prior regulatory approval. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change the capital position of our subsidiary banks in a relatively short period of time. Failure to meet these capital requirements could subject the subsidiary banks to prompt corrective action provisions of the FDIC, which may include filing with the appropriate bank regulatory authorities a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, we would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless we could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time. At December 31, 2004 the Bank was considered well capitalized.

Dividends

Our ability to pay further cash dividends may depend almost entirely upon the amount of dividends that the Bank is permitted to pay by statutes or regulations. Additionally, the Florida Business Corporation Act provides that we may only pay dividends if the dividend payment would not render us insolvent, or unable to meet our obligations as they come due.

The Department limits a bank’s ability to pay dividends. As a state-chartered bank, we are subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the banks’ capital under certain circumstances without the prior approval of the Department and the FDIC. Except with the prior approval of the Department, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank in Florida is required to transfer at least 20% of its net income to surplus until their surplus equals the amount of paid-in capital.

Other Laws

State usury and credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. Our loans are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;

•	Community Reinvestment Act, which requires financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers;

•	Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;

•	Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

•	Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies; and

•	The rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

Our operations are also subject to the:

•	The privacy provisions of the Gramm-Leach-Bliley Act of 1999, which requires us to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to our customers, and allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of debit cards, automated teller machines and other electronic banking services.

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, eligible bank holding companies in any state are permitted, with Federal Reserve approval, to acquire banking organizations in any other state. The Interstate Banking and Branching Efficiency Act also removed substantially all of the prohibitions on interstate branching by banks. The authority of a bank to establish and operate branches within a state, however, continues to be subject to applicable state branching laws. Under current Florida law, we are permitted to establish branch offices throughout Florida with the prior approval of the Department and the FDIC. In addition, with prior regulatory approval, we would be able to acquire existing banking operations in other states.

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

After September 11, 2001, terrorist attacks in New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding. A series of orders were issued which identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The USA Patriot Act enacted in 2001:

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOX”). The Securities and Exchange Commission has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of SOX. The passage of SOX and the regulations implemented by the Securities and Exchange Commission subject publicly traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with SOX and corresponding regulations may increase our expenses. The effective date of the application of the provision of Section 404 of SOX concerning internal control compliance reporting for non-accelerated filers such as FPB has been extended to the first fiscal year ending on or after July 15, 2006.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters, located at 1301 SE Port St. Lucie Boulevard, Port St. Lucie, Florida 34952 are owned by the Bank. It was purchased in 2002 for approximately $1.1 million. In 2001, the Bank purchased and built a two-story, 9,600 square foot branch building located at 2500 Virginia Avenue, Fort Pierce, Florida. The entire first floor and 649 square feet of the second floor are occupied by the Bank. The remaining 4,376 square feet on the second floor is leased to a third party. The branch opened for business in June of 2004.

ITEM 3. LEGAL PROCEEDINGS

There are no material proceedings to which FPB or the Bank is a party or to which any of our properties are subject which are not in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) As of February 28, 2005, FPB had approximately 761 shareholders. There is no established trading market for our common stock. Therefore, there is currently no reliable information available as to trades of our common stock or as to the prices at which common stock has traded. We are in the process of applying for listing for our common stock on the NASDAQ SmallCap Market.

(b) Not Applicable.

(c) There were no stock repurchases during the quarter ended December 31, 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 4 of the 2004 Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained at pages 5 through 18 of the 2004 Annual Report. The 2004 Annual Report is attached hereto as exhibit 13.

ITEM 7. FINANCIAL STATEMENTS

FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 4 of the 2004 Annual Report and the section entitled “Financial Statements” contained at pages 19 through 42 of the 2004 Annual Report. The 2004 Annual Report is attached hereto as exhibit 13.

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

ITEM 8B. OTHER INFORMATION.

During the quarter ended December 31, 2004, no reports were filed, or were required to be filed by FPB on Form 8-K.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information appearing under the headings “Election of Directors,” at pages 5 through 7 of the definitive Proxy Statement and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” at page 14 of the definitive Proxy Statement relating to the annual meeting of shareholders, scheduled to be held on April 27, 2005, is incorporated herein by reference. The definitive Proxy Statement is attached hereto as an exhibit. None of the officers and directors named in those sections have been involved in any material legal proceedings. We have adopted a Code of Ethics that applies to our executive officers, a copy of which has been filed with this report on Form 10-KSB as Exhibit 14. Persons who would like a copy of such Code of Ethics may receive one without charge upon request made to Nancy E. Aumack, Chief Financial Officer, FPB Bancorp, Inc., 1301 SE Port St. Lucie Blvd., Port St. Lucie, Florida 34952.

ITEM 10. EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Compensation” at pages 11 through 13 of the definitive Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading and “Beneficial Ownership of Directors and Executive Officers” at page 9 of the definitive Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description of Exhibit
*3.1	Articles of Incorporation

*3.2	Bylaws

*4.1	Specimen copy of certificate evidencing shares of FPB’s common stock, $0.01 par value

**4.2	First Peoples Bank Stock Option Plan dated January 14, 1999

**4.3	Warrant Agreement

***4.4	Non-Qualified Stock Option Agreement

**10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999

***10.2	Employment Agreement for David W. Skiles

13.	FPB’s 2004 Annual Report

14.	Code of Ethics

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	FPB’s 2005 Proxy Statement

Item 14. Principal Accountant Fees and Services.

FPB hereby incorporates the section entitled “Ratification Of The Appointment Of Auditors For Fiscal Year Ending December 31, 2005” contained at page13 of the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPB BANCORP, INC.

Date: March 23, 2005	By:	/s/ David W. Skiles
David W. Skiles
Chief Executive Officer, President and Director

Date: March 23, 2005	By:	/s/ Nancy E. Aumack
Nancy E. Aumack
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
	Vice Chairman of the Board	March , 2005
John R. Baker, Sr.

/s/ Gary A. Berger	Chairman of the Board	March 23, 2005
Gary A. Berger

	Director	March , 2005
Donald J. Cuozzo

/s/ Ann L. Decker	Corporate Secretary and	March 23, 2005
Ann L. Decker	Director

/s/ Paul J. Miret	Director	March 23, 2005
Paul J. Miret

/s/ Robert L. Schweiger	Director	March 23, 2005
Robert L. Schweiger

/s/ Robert L. Seeley	Director	March 23, 2005
Robert L. Seeley

/s/ David W. Skiles	Chief Executive Officer President and Director	March 23, 2005
David W. Skiles

/s/ Paul A. Zinter	Director	March 23, 2005
Paul A. Zinter