Form 10QSB
period 2005-03-31
FPB BANCORP INC
filed 2005-05-11
CIK 1162245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	828,938 shares
(class)	Outstanding at May 13, 2005

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

FPB BANCORP, INC. AND SUBSIDIARY

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Cash and due from banks	$2,462	2,048
Federal funds sold	10,522	7,656
Interest-bearing deposits with banks	2	55

Total cash and cash equivalents	12,986	9,759

Securities available for sale	6,674	8,337
Securities held to maturity	3,029	3,034
Loans, net of allowance for loan losses of $1,168 and $1,097	77,783	68,794
Premises and equipment, net	3,791	3,668
Federal Home Loan Bank stock, at cost	302	253
Accrued interest receivable	344	306
Deferred income taxes	143	214
Other assets	270	232

Total assets	$105,322	94,597

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	24,332	20,568
Savings, NOW and money-market deposits	36,243	30,278
Time deposits	32,714	31,090

Total deposits	93,289	81,936

Official checks	1,664	2,455
Federal Home Loan Bank advance	2,500	2,500
Other liabilities	237	286

Total liabilities	97,690	87,177

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 828,938 and 819,120 shares issued and outstanding	8	8
Additional paid-in capital	8,026	7,927
Accumulated deficit	(363)	(503)
Accumulated other comprehensive loss	(39)	(12)

Total stockholders’ equity	7,632	7,420

Total liabilities and stockholders’ equity	$105,322	94,597

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans	$1,345	828
Securities	79	89
Other	48	13

Total interest income	1,472	930

Interest expense:
Deposits	360	236
Federal Home Loan Bank advance	13	—

Total interest expense	373	236

Net interest income	1,099	694
Provision for loan losses	70	125

Net interest income after provision for loan losses	1,029	569

Noninterest income:
Service charges and fees on deposit accounts	62	73
Loan brokerage fees	8	15
Gain on sale of loans held for sale	141	29
Gain on sale of securities available for sale	—	20
Other fees	2	10

Total noninterest income	213	147

Noninterest expenses:
Salaries and employee benefits	479	344
Occupancy and equipment	145	107
Advertising	85	62
Professional fees	31	54
Data processing	68	63
Supplies	28	29
Other	179	156

Total noninterest expenses	1,015	815

Earnings (loss) before income taxes	227	(99)

Income taxes	87	(35)

Net earnings (loss)	$140	(64)

Earnings (loss) per share, basic and diluted	$.17	(.08)

Weighted-average number of shares, basic and diluted	821,574	818,120

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2005 and 2004

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	818,120	$8	7,918	(567)	13	7,372

Comprehensive income (loss):
Net loss for the three months ended March 31, 2004 (unaudited)	—	—	—	(64)	—	(64)

Net change in unrealized gain on securities available for sale, net of tax of $2 (unaudited)	—	—	—	—	4	4

Comprehensive loss (unaudited)						(60)

Issuance of common stock from exercise of warrants (unaudited)	8,000	—	80	—	—	80
Repurchase and retirement of common stock (unaudited)	(8,000)	—	(88)	—	—	(88)

Balance at March 31, 2004 (unaudited)	818,120	$8	7,910	(631)	17	7,304

Balance at December 31, 2004	819,120	8	7,927	(503)	(12)	7,420

Comprehensive income:
Net earnings for the three months ended March 31, 2005 (unaudited)	—	—	—	140	—	140

Net change in unrealized loss on securities available for sale, net of tax of $16 (unaudited)	—	—	—	—	(27)	(27)

Comprehensive income (unaudited)						113

Proceeds from exercise of common stock options (unaudited)	9,818	—	99	—	—	99

Balance at March 31, 2005 (unaudited)	828,938	$8	8,026	(363)	(39)	7,632

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$140	(64)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	67	39
Provision for loan losses	70	125
Deferred income taxes (benefit)	87	(35)
Amortization of loan fees, net	(13)	(9)
Net amortization of premiums and discounts on securities	(9)	(6)
Gain on sale of securities available for sale	—	(20)
Gain on sale of loans held for sale	(141)	(29)
Proceeds from sale of loans held for sale	2,451	804
Originations of loans held for sale	(2,310)	(775)
(Increase) decrease in accrued interest receivable	(38)	5
Increase in other assets	(38)	(19)
Decrease in official checks and other liabilities	(840)	(760)

Net cash used in operating activities	(574)	(744)

Cash flows from investing activities:
Maturities of securities available for sale	1,500	—
Principal payments on securities available for sale	128	195
Proceeds from sale of securities available for sale	—	2,020
Principal payments on securities held to maturity	6	17
Net increase in loans	(9,046)	(4,120)
Purchase of premises and equipment	(190)	(547)
(Purchase) redemption of Federal Home Loan Bank stock	(49)	12

Net cash used in investing activities	(7,651)	(2,423)

Cash flows from financing activities:
Net increase in deposits	11,353	6,899
Proceeds from exercise of common stock options	99	—
Issuance of common stock from exercise of warrants	—	80
Repurchase and retirement of common stock	—	(88)

Net cash provided by financing activities	11,452	6,891

Net increase in cash and cash equivalents	3,227	3,724

Cash and cash equivalents at beginning of period	9,759	7,218

Cash and cash equivalents at end of period	$12,986	10,942

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$351	240

Income taxes	$—	—

Noncash transaction-
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of taxes	$(27)	4

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. FPB Bancorp, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Port St. Lucie, Fort Pierce and Stuart, Florida.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year

(2)	Loan Impairment and Credit Losses. Loans identified as impaired are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Gross loans with related allowance for losses recorded, at end of period	$—	1,422
Less: Allowance on these loans	—	78

Net investment in impaired loans, at end of period	$—	1,344

Average investment in impaired loans	$376	1,438

Interest income recognized on impaired loans	$49	—

Interest income received on impaired loans	$49	—

The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$1,097	852
Provision for loan losses	70	125
Recoveries, net of (charge-offs)	1	(9)

Balance at end of period	$1,168	968

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At March 31, 2005	At December 31, 2004
Nonaccrual loans	$30	496
Past due ninety days or more, but still accruing	—	—

	$30	496

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2005 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Percentage of the Bank	Regulatory Requirement
Tier I capital to total average assets	7.34%	4.00%
Tier I capital to risk-weighted assets	10.37%	4.00%
Total capital to risk-weighted assets	11.62%	8.00%

(4)	Earnings (Loss) Per Share. Basic and diluted earnings (loss) per share are computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are not dilutive.

(5)	Stock Options. The Company established an Incentive Stock Option Plan for officers and employees of the Company. The Plan as amended provides for 122,666 shares of common stock to be available for grant. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options vest 33.3% during the second and third year, respectively, after grant and are fully exercisable during the fourth year after the grant date. The options expire ten years from the date of grant. At March 31, 2005, 13,664 shares remain available for grant. A summary of stock option follows (dollars in thousands, except share amounts):

	Share Number of Shares	Range of Per Average Option Price	Weighted- Aggregate Per Share Price	Option Price
Outstanding at December 31, 2004	109,002	$10.00-10.75	10.14	1,105
Exercised	(9,818)	10.50	10.50	(103)

Outstanding at March 31, 2005	99,184	$10.00-10.75	10.10	1,002

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock Options, Continued. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively “FASB No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25.

No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under those plans had an exercise price which approximated the market value of the underlying common stock on the date of grant. For purposes of proforma disclosures, the estimated fair value is included in expense in the period vesting occurs. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation (dollars in thousands, except per share amounts).

	Three Months Ended March 31,
	2005	2004
Net earnings (loss) as reported	$140	(64)

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(4)	(6)

Proforma net earnings (loss)	$136	(70)

Earnings (loss) per share:

Basic and diluted, as reported	$.17	(.08)

Basic and diluted, proforma	$.17	(.09)

No stock options were granted during the three months ended March 31, 2005 or 2004.

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of operations, stockholders equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA Fort Lauderdale, Florida April 27, 2005

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Port St. Lucie, Fort Pierce and Stuart, Florida.

Liquidity and Capital Resources

The Company’s primary sources of cash during the three months ended March 31, 2005 were from net deposit inflow of approximately $11.4 million. Cash was used primarily for net loan originations of $9.0 million. At March 31, 2005, the Company had time deposits of $48.3 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2005	Year Ended December 31, 2004	Three Months Ended March 31, 2004
Average equity as a percentage of average assets	7.54%	7.35%	10.09%
Equity to total assets at end of period	7.25%	7.84%	9.59%
Return on average assets (1)	.56%	.13%	(.35)%
Return on average equity (1)	7.44%	1.78%	(3.48)%
Noninterest expenses to average assets (1)	4.07%	3.67%	4.47%
Nonperforming loans to total assets at end of period	.03%	.52%	1.95%

(1)	Annualized for the three months ended March 31, 2005 and 2004.

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are unfunded loan commitments, available lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded loan commitments, available lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company generally holds collateral supporting these commitments and management does not anticipate any potential losses if these letters of credit are funded.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2005, follows (in thousands):

Contract Amount
Unfunded loan commitments	$10,906

Available lines of credit	$12,199

Standby letters of credit	$473

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

	Three Months Ended March 31,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$75,390	1,345	7.14%	$52,019	828	6.37%
Securities	10,337	79	3.06	10,785	89	3.30
Other (1)	8,380	48	2.29	2,557	13	2.03

Total interest-earning assets	94,107	1,472	6.26	65,361	930	5.69

Noninterest-earning assets	5,688			7,504

Total assets	$99,795			$72,865

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	34,615	139	1.61	24,557	76	1.24
Time deposits	31,972	221	2.76	24,595	160	2.60
Borrowings	2,500	13	2.08	—	—

Total interest-bearing liabilities	69,087	373	2.16	49,152	236	1.92

Demand deposits	21,439			15,286
Noninterest-bearing liabilities	1,743			1,072
Stockholders’ equity	7,526			7,355

Total liabilities and stockholders’ equity	$99,795			$72,865

Net interest income		$1,099			$694

Interest-rate spread (2)			4.10%			3.77%

Net interest margin (3)			4.67%			4.25%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.36			1.33

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-bearing deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2005 and 2004

General. Net earnings for the three months ended March 31, 2005, were $140,000 or $.17 per basic and diluted share compared to a net loss of $(64,000) or ($.08) per basic and diluted share for the period ended March 31, 2004. This increase in the Company’s net operating results was primarily due to an increase in net interest income and noninterest income, which was partially offset by an increase in noninterest expenses and the provision for income taxes.

Interest Income. Interest income increased to $1.5 million for the three months ended March 31, 2005 from $930,000 for the three months ended March 31, 2004. Interest income on loans increased to $1.3 million due primarily to an increase in the average loan portfolio balance for the three months ended March 31, 2005, and an increase in the average yield earned in 2005. Interest on securities decreased to $79,000 due primarily to a decrease in the average balance and a decrease in the average yield earned during the three months ended March 31, 2005.

Interest Expense. Interest expense increased to $373,000 for the three months ended March 31, 2005, from $236,000 for the three months ended March 31, 2004. Interest expense increased primarily due to an increase in the average balance of deposits and an increase in the average rate paid on deposits during 2005.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended March 31, 2005, was $70,000 compared to $125,000 for the same period in 2004. The decrease in the provision was due to a decrease in the specific allowances established with respect to loans that were impaired as of December 31, 2004. Management believes the balance in the allowance for loan losses of $1.2 million at March 31, 2005 is adequate.

Noninterest Income. Total noninterest income increased to $213,000 for the three months ended March 31, 2005, from $147,000 for the three months ended March 31, 2004 primarily as a result of an increase in gains on loans held for sale.

Noninterest Expenses. Total noninterest expenses increased to $1.0 million for the three months ended March 31, 2005 from $815,000 for the three months ended March 31, 2004, primarily due to an increase in employee compensation and benefits of $135,000, an increase in occupancy and equipment of $38,000 and an increase in advertising expense of $23,000 all due to the continued growth of the Company.

Income Taxes. The income tax provision for the three months ended March 31, 2005, was $87,000 (an effective rate of 38.3%) compared to an income tax benefit of $35,000 (an effective rate of 35.4%) for the three months ended March 31, 2004.

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

FPB BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC.
(Registrant)

Date: May 13, 2005	By:	/s/ David W. Skiles
David W. Skiles, President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Senior Vice President and
Chief Financial Officer