Form 10QSB
period 2005-06-30
FPB BANCORP INC
filed 2005-08-09
CIK 1162245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	1,788,938 shares
(class)	Outstanding at July 31, 2005

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

FPB BANCORP, INC. AND SUBSIDIARY

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and due from banks	$2,283	2,048
Federal funds sold	11,505	7,656
Interest-bearing deposits with banks	185	55

Total cash and cash equivalents	13,973	9,759

Securities available for sale	7,568	8,337
Securities held to maturity	3,023	3,034
Loans, net of allowance for loan losses of $1,255 and $1,097	87,446	68,794
Premises and equipment, net	3,729	3,668
Federal Home Loan Bank stock, at cost	306	253
Accrued interest receivable	436	306
Deferred income taxes	157	214
Other assets	252	232

Total assets	$116,890	94,597

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	23,354	20,568
Savings, NOW and money-market deposits	34,317	30,278
Time deposits	34,310	31,090

Total deposits	91,981	81,936

Official checks	1,935	2,455
Federal Home Loan Bank advances	2,600	2,500
Other liabilities	550	286

Total liabilities	97,066	87,177

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,788,938 and 819,120 shares issued and outstanding	18	8
Additional paid-in capital	19,944	7,927
Accumulated deficit	(110)	(503)
Accumulated other comprehensive income (loss)	(28)	(12)

Total stockholders’ equity	19,824	7,420

Total liabilities and stockholders’ equity	$116,890	94,597

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans	$1,522	885	2,867	1,713
Securities	71	69	150	158
Other	88	13	136	26

Total interest income	1,681	967	3,153	1,897

Interest expense:
Deposits	401	231	761	467
Federal Home Loan Bank advances	23	—	36	—

Total interest expense	424	231	797	467

Net interest income	1,257	736	2,356	1,430

Provision for loan losses	92	115	162	240

Net interest income after provision for loan losses	1,165	621	2,194	1,190

Noninterest income:
Service charges and fees on deposit accounts	72	83	134	156
Loan brokerage fees	137	116	145	128
Gain on sale of loans held for sale	124	65	265	94
Gain on sale of securities available for sale	—	—	—	20
Other fees	6	12	8	25

Total noninterest income	339	276	552	423

Noninterest expenses:
Salaries and employee benefits	538	389	1,017	733
Occupancy and equipment	142	123	287	230
Advertising	97	70	182	132
Professional fees	38	8	69	62
Data processing	75	63	143	126
Supplies	30	33	58	64
Other	175	172	354	326

Total noninterest expenses	1,095	858	2,110	1,673

Earnings (loss) before income taxes	409	39	636	(60)

Income taxes	156	14	243	(21)

Net earnings (loss)	$253	25	393	(39)

Net earnings (loss) per share:
Basic	$.19	.03	.37	(.05)

Diluted	$.18	.03	.37	(.05)

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2005 and 2004

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	818,120	$8	7,918	(567)	13	7,372

Comprehensive income (loss):
Net loss for the six months ended June 30, 2004 (unaudited)	—	—	—	(39)	—	(39)

Net change in unrealized gain on securities available for sale, net of tax of $32 (unaudited)	—	—	—	—	(48)	(48)

Comprehensive income (loss) (unaudited)						(87)

Issuance of common stock from exercise of warrants (unaudited)	8,000	—	80	—	—	80

Repurchase of common stock (unaudited)	(8,000)	—	(88)	—	—	(88)

Balance at June 30, 2004 (unaudited)	818,120	$8	7,910	(606)	(35)	7,277

Balance at December 31, 2004	819,120	8	7,927	(503)	(12)	7,420

Proceeds from sale of common stock (net of offering costs of $563) (unaudited)	960,000	10	11,907	—	—	11,917

Comprehensive income:
Net earnings for the six months ended June 30, 2005 (unaudited)	—	—	—	393	—	393

Net change in unrealized loss on securities available for sale, net of tax of $9 (unaudited)	—	—	—	—	(16)	(16)

Comprehensive income (unaudited)						377

Proceeds from exercise of common stock options (unaudited)	9,818	—	99	—	—	99

Tax benefit from common stock options exercised (unaudited)	—	—	11	—	—	11

Balance at June 30, 2005 (unaudited)	1,788,938	$18	19,944	(110)	(28)	19,824

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$393	(39)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	135	82
Provision for loan losses	162	240
Deferred income taxes	66	(21)
Amortization of loan fees, net	(21)	(10)
Net amortization of premiums and discounts on securities	(20)	6
Gain on the sale of securities available for sale	—	(20)
Gain on sale of loans held for sale	(265)	(94)
Proceeds from sale of loans held for sale	4,630	2,319
Originations of loans held for sale	(4,365)	(2,225)
Increase in accrued interest receivable	(130)	(13)
Increase in other assets	(20)	(48)
(Decrease) increase in official checks and other liabilities	(245)	481

Net cash provided by operating activities	320	658

Cash flows from investing activities:
Maturities of securities available for sale	3,500	—
Purchase of securities available for sale	(3,000)	—
Principal payments on securities available for sale	262	536
Proceeds from sale of securities available for sale	—	2,000
Principal payments on securities held to maturity	13	38
Net increase in loans	(18,793)	(9,165)
Purchase of premises and equipment	(196)	(1,071)
(Purchase) redemption of Federal Home Loan Bank stock	(53)	12

Net cash used in investing activities	(18,267)	(7,650)

Cash flows from financing activities:
Net increase in deposits	10,045	8,497
Proceeds from the exercise of common stock options	99	—
Proceeds from exercise of common stock warrants	—	80
Net proceeds from the issuance of common stock	11,917	—
Repurchase of common stock	—	(88)
Proceeds from Federal Home Loan Bank advance	100	—

Net cash provided by financing activities	22,161	8,489

Net increase in cash and cash equivalents	4,214	1,497

Cash and cash equivalents at beginning of period	9,759	7,218

Cash and cash equivalents at end of period	$13,973	8,715

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$775	473

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$(16)	(48)

Tax benefit associated with exercise of common stock options	$11	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. FPB Bancorp, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Port St. Lucie, Fort Pierce and Stuart, Florida. An additional Loan Production Office (LPO) recently opened in Vero Beach, Florida.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2005, and the results of operations for the three- and six-month periods ended June 30, 2005 and 2004, and cash flows for the six month periods ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. Loans identified as impaired are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross loans with related allowance for losses recorded, at end of period	$—	1,473	—	1,473

Less: Allowance on these loans	$—	359	—	359

Net investment in impaired loans, at end of period	$—	1,114	—	1,114

Average net investment in impaired loans	$—	1,472	188	1,455

Interest income recognized on impaired loans	$—	—	49	—

Interest income received on impaired loans	$—	—	49	—

The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$1,168	968	1,097	852
Provision for loan losses	92	115	162	240
Charge-offs, net	(5)	—	(4)	(9)

Balance at end of period	$1,255	1,083	1,255	1,083

The Bank had no loans held for sale at June 30, 2005 or December 31, 2004.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At June 30, 2005	At December 31, 2004
Nonaccrual loans	$30	496
Past due ninety days or more, but still accruing	—	—

	$30	496

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2005 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Ratios of the Bank	Regulatory Requirement
Tier I capital to total average assets	8.66%	4.00%

Tier I capital to risk-weighted assets	12.20%	4.00%

Total capital to risk-weighted assets	13.46%	8.00%

(4)	Earnings (Loss) Per Share. Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	1,366,533	818,120	1,055,128	818,120

Effect of dilutive stock options	12,672	—	6,807	—

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	1,379,205	818,120	1,061,935	818,120

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock Options. The Company established an Incentive Stock Option Plan for officers and employees of the Company. The Plan as amended provides for 122,666 shares of common stock to be available for grant. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options vest 33.3% during the second and third year, respectively, after grant and are fully exercisable during the fourth year after the grant date. The options expire ten years from the date of grant. At June 30, 2005, 13,664 shares remain available for grant. A summary of stock options follows (dollars in thousands, except share amounts):

	Number of Options	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2004	109,002	$10.00-10.75	10.14	1,105
Exercised	(9,818)	(10.50)	(10.50)	(103)

Outstanding at June 30, 2005	99,184	$10.00-10.75	10.10	1,002

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

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock Options, Continued. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under those plans had an exercise price which approximated the market value of the underlying common stock on the date of grant. For purposes of proforma disclosures, the estimated fair value is included in expense in the period vesting occurs. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation (dollars in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings (loss) as reported	$253	25	393	(39)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	4	11	7	17

Proforma net earnings (loss)	$249	14	386	(56)

Basic earnings (loss) per share:
As reported	$.19	.03	.37	(.05)

Proforma	$.18	.02	.37	(.07)

Diluted earnings (loss) per share:
As reported	$.18	.03	.37	(.05)

Proforma	$.18	.02	.36	(.07)

There were no stock options granted during the six months ended June 30, 2005 or the three months ended March 31, 2004. The fair value of the options granted during the three months ended June 30, 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended June 30, 2004
Dividend yield	—%
Expected life	10 years
Expected volatility	—%
Risk-free interest rate	4.80%
Grant-date fair value of options issued during the period	$6,000

Also in January 2004, 20,000 stock options were granted to a third party as compensation for services provided to the Company. The options were issued at $11.00 per share and vested immediately. As of June 30, 2005, none of these options had been exercised.

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2005, and for the three- and six- month periods ended June 30, 2005 and 2004 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2005 and 2004 and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
July 25, 2005

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Port St. Lucie, Fort Pierce and Stuart, Florida. An additional Loan Production Office (LPO) recently opened in Vero Beach, Florida.

Liquidity and Capital Resources

The Company’s primary sources of cash during the six months ended June 30, 2005 were from net deposit inflow of approximately $10.0 million and the issuance of common stock of $12.0 million. Cash was used primarily for net loan originations of $18.8 million. At June 30, 2005, the Company had time deposits of $26.3 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2005	Year Ended December 31, 2004	Six Months Ended June 30, 2004

Average equity as a percentage of average assets	7.86%	7.35%	9.91%
Equity to total assets at end of period	16.96%	7.84%	9.22%
Return on average assets (1)	.75%	.13%	(.11)%
Return on average equity (1)	9.51%	1.78%	(1.06)%
Noninterest expenses to average assets (1)	4.01%	3.67%	4.51%
Nonperforming loans to total assets at end of period	.03%	.52%	1.93%

(1)	Annualized for the six months ended June 30, 2005 and 2004.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2005, follows (in thousands):

Contract Amount
Unfunded loan commitments	$9,919

Available lines of credit	$13,665

Standby letters of credit	$473

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

	Three Months Ended June 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$83,478	1,522	7.29%	$55,497	885	6.38%
Securities	8,943	71	3.18	8,959	69	3.08
Other (1)	13,464	88	2.61	4,125	13	1.26

Total interest-earning assets	105,885	1,681	6.35	68,581	967	5.64

Noninterest-earning assets	4,694			6,872

Total assets	$110,579			$75,453

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	35,395	155	1.75	25,049	74	1.18
Time deposits	33,894	246	2.90	24,702	157	2.54
Borrowings	2,509	23	3.67	—	—	—

Total interest-bearing liabilities	71,798	424	2.36	49,751	231	1.86

Demand deposits	29,126			17,146
Noninterest-bearing liabilities	655			1,219
Stockholders’ equity	9,000			7,337

Total liabilities and stockholders’ equity	$110,579			$75,453

Net interest income		$1,257			$736

Interest-rate spread (2)			3.99%			3.78%

Net interest margin (3)			4.75%			4.29%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.47			1.38

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$79,434	2,867	7.22%	$53,758	1,713	6.37%
Securities	9,640	150	3.11	9,872	158	3.20
Other (1)	10,922	136	2.49	3,341	26	1.56

Total interest-earning assets	99,996	3,153	6.31	66,971	1,897	5.67

Noninterest-earning assets	5,191			7,188

Total assets	$105,187			$74,159

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	35,005	297	1.70	24,803	150	1.21
Time deposits	32,933	464	2.82	24,649	317	2.57
Borrowings	2,505	36	2.87	—	—	—

Total interest-bearing liabilities	70,443	797	2.26	49,452	467	1.89

Demand deposits	25,283			16,216
Noninterest-bearing liabilities	1,198			1,145
Stockholders’ equity	8,263			7,346

Total liabilities and stockholders’ equity	$105,187			$74,159

Net interest income		$2,356			$1,430

Interest-rate spread (2)			4.05%			3.78%

Net interest margin (3)			4.71%			4.27%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.42			1.35

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004

General. Net earnings for the three months ended June 30, 2005, were $253,000 or $.19 per basic and $.18 per diluted share compared to net earnings of $25,000 or $.03 per basic and diluted share for the period ended June 30, 2004. This increase in the Company’s net earnings was primarily due to an increase in interest income and noninterest income, which were partially offset by an increase in interest expense, noninterest expense and the provision for income taxes.

Interest Income. Interest income increased to $1.7 million for the three months ended June 30, 2005 from $967,000 for the three months ended June 30, 2004. Interest income on loans increased to $1.5 million due to an increase in the average loan portfolio balance for the three months ended June 30, 2005 and an increase in the average yield earned in 2005. Interest on securities increased to $71,000 due primarily to an increase in the average yield earned during the three months ended June 30, 2005.

Interest Expense. Interest expense increased to $424,000 for the three months ended June 30, 2005, from $231,000 for the three months ended June 30, 2004. Interest expense increased due to an increase in the average rate paid on deposits during 2005 and an increase in the average balance of deposits during 2005.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended June 30, 2005, was $92,000 compared to $115,000 for the same period in 2004. Management believes the balance in the allowance for loan losses of $1.3 million at June 30, 2005, is adequate.

Noninterest Income. Total noninterest income increased to $339,000 for the three months ended June 30, 2005, from $276,000 for the three months ended June 30, 2004 primarily as a result of an increase in gains on the sale of loans held for sale of $59,000.

Noninterest Expenses. Total noninterest expenses increased to $1.1 million for the three months ended June 30, 2005 from $858,000 for the three months ended June 30, 2004, primarily due to an increase in employee compensation and benefits of $149,000, an increase in occupancy and equipment of $19,000, and an increase in other expenses of $69,000, all due to the continued growth of the Company.

Income Taxes. Income taxes for the three months ended June 30, 2005, were $156,000 (an effective rate of 38.1%) compared to an income tax provision of $14,000 (an effective rate of 35.9%) for the three months ended June 30, 2004.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004

General. Net earnings for the six months ended June 30, 2005, was $393,000 or $.37 per basic and diluted share compared to a net loss of $(39,000) or $(.05) per basic and diluted share for the six month period ended June 30, 2004. This increase in the Company’s net earnings was primarily due to an increase in interest income and noninterest income, which was partially offset by an increase in interest expense, noninterest expense and the provision for income taxes.

Interest Income. Interest income increased to $3.2 million for the six months ended June 30, 2005 from $1.9 million for the six months ended June 30, 2004. Interest income on loans increased to $2.9 million due to an increase in the average loan portfolio balance for the six months ended June 30, 2005 and an increase in the average yield earned in 2005. Interest on securities decreased to $150,000 due to a slight decrease in the average security portfolio and a decrease in the average yield earned in 2005.

Interest Expense. Interest expense increased to $797,000 for the six months ended June 30, 2005, from $467,000 for the six months ended June 30, 2004. Interest expense increased due to an increase in the average balance of deposits during 2005 and an increase in the average rate paid on deposits in 2005.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the six months ended June 30, 2005, was $162,000 compared to $240,000 for the same period in 2004. The decrease in the provision was due to a decrease in the specific allowances established with respect to loans that were impaired as of December 31, 2004. Management believes the balance in the allowance for loan losses of $1.3 million at June 30, 2005, is adequate.

Noninterest Income. Total noninterest income increased to $552,000 for the six months ended June 30, 2005, from $423,000 for the six months ended June 30, 2004 primarily as a result of an increase in loan brokerage fees of $17,000 and an increase in gain on sale of loans held for sale of $171,000.

Noninterest Expenses. Total noninterest expenses increased to $2.1 million for the six months ended June 30, 2005 from $1.7 million for the six months ended June 30, 2004, primarily due to an increase in employee compensation and benefits of $284,000, an increase in occupancy and equipment of $57,000, and an increase in other expenses of $96,000, all due to continued growth of the Company.

Income Taxes. The income tax provision for the six months ended June 30, 2005, was $243,000 (an effective rate of 38.2%) compared to an income tax benefit of $21,000 (an effective rate of 35.0%) for the six months ended June 30, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of FPB Bancorp, Inc. was held on April 27, 2005 to vote on the following proposals:

Proposal I:	Election of three directors
Proposal II:	Ratification of the appointment of Hacker, Johnson & Smith PA as independent auditors
Proposal III:	Adjournment of the meeting

At the Annual Meeting, 528,487 shares were present in person or by proxy. Listed below are the results of the matters subject to a vote of security holders:

	Term	For	Against	Abstain	Broker Nonvote
Proposal I
Gary A. Berger	1 year	528,487	—	—	—
Robert L. Schweiger	1 year	520,462	8,025	—	—
David W. Skiles	1 year	528,487	—	—	—

Proposal II	—	521,752	200	6,535	—

Proposal III	—	520,587	600	7,300	—

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

FPB BANCORP, INC. (Registrant)

Date:	August 9, 2005	By:	/s/ David W. Skiles
David W. Skiles, President and Chief
Executive Officer

Date:	August 9, 2005	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Senior Vice President and
Chief Financial Officer