Form 10QSB
period 2005-09-30
FPB BANCORP INC
filed 2005-11-10
CIK 1162245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	1,790,588 shares
(class)	Outstanding at October 31, 2005

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

FPB BANCORP, INC. AND SUBSIDIARY

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and due from banks	$3,555	2,048
Federal funds sold	17,999	7,656
Interest-bearing deposits with banks	199	55

Total cash and cash equivalents	21,753	9,759

Securities available for sale	7,406	8,337
Securities held to maturity	3,018	3,034
Loans, net of allowance for loan losses of $1,348 and $1,097	92,672	68,794
Premises and equipment, net	3,719	3,668
Federal Home Loan Bank stock, at cost	306	253
Accrued interest receivable	489	306
Deferred income taxes	75	214
Other assets	252	232

Total assets	$129,690	94,597

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	23,897	20,568
Savings, NOW and money-market deposits	39,913	30,278
Time deposits	41,054	31,090

Total deposits	104,864	81,936

Official checks	1,492	2,455
Federal Home Loan Bank advances	2,600	2,500
Other liabilities	719	286

Total liabilities	109,675	87,177

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,790,588 and 819,120 shares issued and outstanding	18	8
Additional paid-in capital	19,883	7,927
Retained earnings (accumulated deficit)	153	(503)
Accumulated other comprehensive income (loss)	(39)	(12)

Total stockholders’ equity	20,015	7,420

Total liabilities and stockholders’ equity	$129,690	94,597

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$1,742	1,011	4,609	2,724
Securities	96	69	246	227
Other	85	27	221	53

Total interest income	1,923	1,107	5,076	3,004

Interest expense:
Deposits	456	267	1,217	734
Federal Home Loan Bank advances	23	5	59	5

Total interest expense	479	272	1,276	739

Net interest income	1,444	835	3,800	2,265
Provision for loan losses	95	85	257	325

Net interest income after provision for loan losses	1,349	750	3,543	1,940

Noninterest income:
Service charges and fees on deposit accounts	80	70	214	226
Loan brokerage fees	27	35	172	163
Gain on sale of loans held for sale	124	37	389	131
Gain on sale of securities available for sale	—	—	—	20
Other fees	4	15	12	40

Total noninterest income	235	157	787	580

Noninterest expenses:
Salaries and employee benefits	609	461	1,626	1,194
Occupancy and equipment	167	131	454	361
Advertising	84	62	266	194
Professional fees	34	11	103	73
Data processing	74	75	217	201
Supplies	30	35	88	99
Other	161	33	515	358

Total noninterest expenses	1,159	808	3,269	2,480

Earnings before income taxes	425	99	1,061	40
Income taxes	162	41	405	19

Net earnings	$263	58	656	21

Earnings per share:
Basic	$.15	.07	.51	.03

Diluted	$.14	.07	.51	.03

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2005 and 2004

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	818,120	$8	7,918	(567)	13	7,372

Comprehensive income:
Net earnings for the nine months ended September 30, 2004 (unaudited)	—	—	—	21	—	21
Net change in unrealized gain on securities available for sale, net of tax benefit of $7 (unaudited)	—	—	—	—	(12)	(12)

Comprehensive income (unaudited)						9

Issuance of common stock from exercise of warrants (unaudited)	8,000	—	80	—	—	80
Repurchase and retirement of common stock (unaudited)	(8,000)	—	(88)	—	—	(88)

Balance at September 30, 2004 (unaudited)	818,120	$8	7,910	(546)	1	7,373

Balance at December 31, 2004	819,120	8	7,927	(503)	(12)	7,420

Proceeds from sale of common stock (net of offering costs of $641) (unaudited)	960,000	10	11,829	—	—	11,839

Comprehensive income:
Net earnings for the nine months ended September 30, 2005 (unaudited)	—	—	—	656	—	656
Net change in unrealized loss on securities available for sale, net of tax benefit of $14 (unaudited)	—	—	—	—	(27)	(27)

Comprehensive income (unaudited)						629

Proceeds from exercise of common stock options (unaudited)	11,468	—	116	—	—	116
Tax benefit from common stock options exercised (unaudited)	—	—	11	—	—	11

Balance at September 30, 2005 (unaudited)	1,790,588	$18	19,883	153	(39)	20,015

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$656	21
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	205	128
Provision for loan losses	257	325
Deferred income taxes	153	19
Amortization of loan fees, net	8	(12)
Net amortization of premiums and discounts on securities	(7)	6
Gain on sale of securities available for sale	—	(20)
Gain on sale of loans held for sale	(389)	(131)
Proceeds from sale of loans held for sale	6,815	3,166
Origination of loans held for sale	(6,426)	(3,035)
Increase in accrued interest receivable	(183)	(53)
Increase in other assets	(20)	(67)
Decrease in official checks and other liabilities	(519)	(908)

Net cash provided by (used in) operating activities	550	(561)

Cash flows from investing activities:
Maturities of securities available for sale	3,500	—
Purchase of securities available for sale	(3,000)	—
Principal payments on securities available for sale	395	1,236
Proceeds from sale of securities available for sale	—	2,000
Principal payments on securities held to maturity	18	49
Net increase in loans	(24,143)	(16,311)
Purchase of Federal Home Loan Bank stock	(53)	(3)
Purchase of premises and equipment	(256)	(1,284)

Net cash used in investing activities	(23,539)	(14,313)

Cash flows from financing activities:
Net increase in deposits	22,928	17,433
Proceeds from Federal Home Loan Bank advances	100	2,500
Net proceeds from the issuance of common stock	11,839	—
Repurchase of common stock	—	(88)
Proceeds from the exercise of common stock options	116	—
Proceeds from the exercise of common stock warrants	—	80

Net cash provided by financing activities	34,983	19,925

Net increase in cash and cash equivalents	11,994	5,051
Cash and cash equivalents at beginning of period	9,759	7,218

Cash and cash equivalents at end of period	$21,753	12,269

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,231	732

Income taxes	$170	—

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of tax	$(27)	(12)

Tax benefit associated with exercise of common stock options	$11	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. FPB Bancorp, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Port St. Lucie, Fort Pierce and Stuart, Florida. An additional Loan Production Office (LPO) recently opened in Vero Beach, Florida.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2005, and the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine month periods ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. Loans identified as impaired are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross loans with related allowance for losses recorded, at end of period	$—	538	—	538

Less: Allowance on these loans	$—	38	—	38

Net investment in impaired loans, at end of period	$—	500	—	500

Average net investment in impaired loans	$—	807	113	986

Interest income recognized on impaired loans	$—	—	49	—

Interest income received on impaired loans	$—	—	49	—

The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$1,255	1,083	1,097	852
Provision for loan losses	95	85	257	325
Charge-offs, net	(2)	(4)	(6)	(13)

Balance at end of period	$1,348	1,164	1,348	1,164

The Bank had no loans held for sale at September 30, 2005 or December 31, 2004.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At September 30, 2005	At December 31, 2004
Nonaccrual loans	$51	496
Past due ninety days or more, but still accruing	—	—

	$51	496

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2005 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Ratios of the Bank	Regulatory Requirement
Tier I capital to total average assets	8.32%	4.00%

Tier I capital to risk-weighted assets	11.51%	4.00%

Total capital to risk-weighted assets	12.76%	8.00%

(4)	Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	1,789,488	818,120	1,275,436	818,120
Effect of dilutive stock options	30,689	—	15,166	—

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	1,820,177	818,120	1,290,602	818,120

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock Options. The Company established an Incentive Stock Option Plan for officers and employees of the Company. The Plan as amended provides for 122,666 shares of common stock to be available for grant. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options vest 33.3% during the second and third year, respectively, after grant and are fully exercisable during the fourth year after the grant date. The options expire ten years from the date of grant. At September 30, 2005, 13,664 shares remain available for grant. A summary of stock options follows (dollars in thousands, except share amounts):

	Number of Options	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2004	109,002	$10.00-10.75	10.14	1,105
Exercised	(11,468)	10.00-10.50	10.09	(116)

Outstanding at September 30, 2005	97,534	$10.00-10.75	10.14	989

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

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock Options, Continued. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price which approximated the market value of the underlying common stock on the date of grant. For purposes of proforma disclosures, the estimated fair value is included in expense in the period vesting occurs. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation (dollars in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings as reported	$263	58	656	21
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	3	8	11	25

Proforma net earnings (loss)	$260	50	645	(4)

Basic earnings per share:
As reported	$.15	.07	.51	.03

Proforma	$.15	.06	.50	—

Diluted earnings per share:
As reported	$.14	.07	.51	.03

Proforma	$.14	.06	.50	—

There were no stock options granted during the nine months ended September 30, 2005 or the three months ended September 30, 2004. The fair value of the options granted in 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30, 2004
Dividend yield	—%
Expected life	10 years
Expected volatility	—%
Risk-free interest rate	4.80%
Grant-date fair value of options issued during the period	$6,000

Also in January 2004, 20,000 stock options were granted to a third party as compensation for services provided to the Company. The options were issued at $11.00 per share and vested immediately. As of September 30, 2005, none of these options had been exercised.

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2005, and for the three- and nine- month periods ended September 30, 2005 and 2004 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2005 and 2004 and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
November 4, 2005

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

Liquidity and Capital Resources

The Company’s primary sources of cash during the nine months ended September 30, 2005 were from net deposit inflow of approximately $22.9 million and the issuance of common stock of $12.0 million. Cash was used primarily for net loan originations of $24.1 million. At September 30, 2005, the Company had time deposits of $23.5 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004	Nine Months Ended September 30, 2004
Average equity as a percentage of average assets	10.80%	7.35%	9.51%

Equity to total assets at end of period	15.43%	7.84%	8.28%

Return on average assets (1)	.78%	.13%	.04%

Return on average equity (1)	7.20%	1.78%	.38%

Noninterest expenses to average assets (1)	3.87%	3.67%	4.28%

Nonperforming loans to total assets at end of period	.04%	.52%	.62%

(1)	Annualized for the nine months ended September 30, 2005 and 2004.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2005, follows (in thousands):

Contract Amount
Unfunded loan commitments	$7,754

Available lines of credit	$13,970

Standby letters of credit	$473

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

	Three Months Ended September 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$100,117	1,742	6.96%	$61,774	1,011	6.55%
Securities	10,572	96	3.63	8,619	69	3.20
Other (1)	10,552	85	3.22	7,470	27	1.45

Total interest-earning assets	121,241	1,923	6.34	77,863	1,107	5.69

Noninterest-earning assets	6,229			5,553

Total assets	$127,470			$83,416

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	35,695	180	2.02	28,576	88	1.23
Time deposits	34,968	276	3.16	27,944	179	2.56
Borrowings	2,600	23	3.54	2,106	5.95

Total interest-bearing liabilities	73,263	479	2.62	58,626	272	1.86

Demand deposits	32,883			16,224
Noninterest-bearing liabilities	1,374			1,211
Stockholders’ equity	19,950			7,355

Total liabilities and stockholders’ equity	$127,470			$83,416

Net interest income		$1,444			$835

Interest-rate spread (2)			3.72%			3.83%

Net interest margin (3)			4.76%			4.29%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.65			1.33

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-bearing deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$86,328	4,609	7.12%	$56,430	2,724	6.44%
Securities	9,951	246	3.30	9,454	227	3.20
Other (1)	10,799	221	2.73	4,718	53	1.50

Total interest-earning assets	107,078	5,076	6.32	70,602	3,004	5.67

Noninterest-earning assets	5,537			6,643

Total assets	$112,615			$77,245

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	35,235	477	1.81	26,061	238	1.22
Time deposits	33,612	740	2.94	25,747	496	2.57
Borrowings	2,536	59	3.05	702	5.95

Total interest-bearing liabilities	71,383	1,276	2.38	52,510	739	1.88

Demand deposits	27,816			16,219
Noninterest-bearing liabilities	1,257			1,167
Stockholders’ equity	12,159			7,349

Total liabilities and stockholders’ equity	$112,615			$77,245

Net interest income		$3,800			$2,265

Interest-rate spread (2)			3.94%			3.79%

Net interest margin (3)			4.73%			4.28%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.50			1.34

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-bearing deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004

General. Net earnings for the three months ended September 30, 2005, were $263,000 or $.15 per basic and $.14 per diluted share compared to net earnings of $58,000 or $.07 per basic and diluted share for the period ended September 30, 2004. This increase in the Company’s net earnings was primarily due to an increase in interest income and noninterest income which was partially offset by an increase in interest expense, noninterest expenses and income taxes.

Interest Income. Interest income increased to $1.9 million for the three months ended September 30, 2005 from $1.1 million for the three months ended September 30, 2004. Interest income on loans increased to $1.7 million due primarily to an increase in the average loan portfolio balance for the three months ended September 30, 2005, and an increase in the average yield earned in 2005. Interest on securities increased to $96,000 due primarily to an increase in the average balance in the securities portfolio in 2005.

Interest Expense. Interest expense increased to $479,000 for the three months ended September 30, 2005, from $272,000 for the three months ended September 30, 2004. Interest expense increased due to an increase in the average rate paid on deposits during 2005 and an increase in the average balance of deposits during 2005.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended September 30, 2005, was $95,000 compared to $85,000 for the same period in 2004. Management believes the balance in the allowance for loan losses of $1.3 million at September 30, 2005, is adequate.

Noninterest Income. Total noninterest income increased to $235,000 for the three months ended September 30, 2005, from $157,000 for the three months ended September 30, 2004, primarily as a result of the increase in gain on sale of loans held for sale of $87,000.

Noninterest Expenses. Total noninterest expenses increased to $1.2 million for the three months ended September 30, 2005 from $808,000 for the three months ended September 30, 2004, primarily due to an increase in employee compensation and benefits of $148,000, an increase in occupancy and equipment of $36,000, and increase in other expenses of $128,000, all due to the continued growth of the Company.

Income Taxes. Income taxes for the three months ended September 30, 2005, were $162,000 (an effective rate of 38.1%) compared to $41,000 (an effective rate of 41.4%) for the three months ended September 30, 2004.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004

General. Net earnings for the nine months ended September 30, 2005, were $656,000 or $.51 per basic and diluted share compared to net earnings of $21,000 or $.03 per basic and diluted share for the period ended September 30, 2004. This increase in the Company’s net earnings was primarily due to an increase in interest income and noninterest income, which was partially offset by an increase in interest expense, noninterest expense and income taxes.

Interest Income. Interest income increased to $5.1 million for the nine months ended September 30, 2005 from $3.0 million for the nine months ended September 30, 2004. Interest income on loans increased to $4.6 million due primarily to an increase in the average loan portfolio balance for the nine months ended September 30, 2005, and an increase in the average yield earned in 2005. Interest on securities increased to $246,000 due primarily to an increase in the average balance in the securities portfolio in 2005 and an increase in the average yield earned during the nine months ended September 30, 2005.

Interest Expense. Interest expense increased to $1.3 million for the nine months ended September 30, 2005, from $739,000 for the nine months ended September 30, 2004. Interest expense increased due to an increase in the average balance of deposits during 2005 and an increase in the average rate paid on deposits in 2005.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the nine months ended September 30, 2005, was $257,000 compared to $325,000 for the same period in 2004. The decrease in the provision was due to a decrease in the specific allowances established with respect to loans that were impaired as of December 31, 2004. Management believes the balance in the allowance for loan losses of $1.3 million at September 30, 2005, is adequate.

Noninterest Income. Total noninterest income increased to $787,000 for the nine months ended September 30, 2005, from $580,000 for the nine months ended September 30, 2004, primarily as a result of an increase in gain on sale of loans held for sale of $258,000.

Noninterest Expenses. Total noninterest expenses increased to $3.3 million for the nine months ended September 30, 2005 from $2.5 million for the nine months ended September 30, 2004, primarily due to an increase in employee compensation and benefits of $432,000, an increase in occupancy and equipment of $93,000, and an increase in other expenses of $157,000, all due to the continued growth of the Company.

Income Taxes. Income taxes for the nine months ended September 30, 2005, was $405,000 (an effective rate of 38.2%) compared to $19,000 (an effective rate of 47.5%) for the nine months ended September 30, 2004.

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

Exhibit No.	Description of Exhibit
*3.1	Articles of Incorporation
*3.2	Bylaws
*4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
*4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
*4.3	Warrant Agreement
*4.4	Non-Qualified Stock Option Agreement
**4.5	Amendment to First Peoples Bank Stock Option Plan
*10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
*10.2	Employment Agreement for David W. Skiles
10.3	Change in Control Agreement for Nancy E. Aumack
10.4	Change in Control Agreement for Stephen J. Krumfolz
10.5	Change in Control Agreement for Marge Riley
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

FPB BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC.
(Registrant)

Date: November 10, 2005	By:	/s/ David W. Skiles
David W. Skiles, President and Chief
Executive Officer

Date: November 10, 2005	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Senior Vice President and
Chief Financial Officer