Form 10KSB
period 2005-12-31
FPB BANCORP INC
filed 2006-03-16
CIK 1162245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, $0.01 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year: $8,173,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of February 28, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $27,829,047 million.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of February 28, 2006, the Issuer had 1,810,588 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and the 2005 Annual Report, filed electronically with the Securities and Exchange Commission on March 10, 2006 are incorporated in Part III of this Form 10-KSB by reference.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FPB BANCORP, INC.

2005 Form 10-KSB Annual Report

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

ITEM 1. BUSINESS

FPB Bancorp, Inc.

FPB was incorporated on September 5, 2001. On December 3, 2001, we acquired all of the issued and outstanding stock of First Peoples Bank in a one-for-one share exchange. As of December 31, 2005, we had total consolidated assets of $127.3 million, and total consolidated stockholders’ equity of $20.3 million.

First Peoples Bank

The Bank commenced banking operations in Port St. Lucie, Florida, on April 26, 1999, as a state-chartered commercial bank. We currently have three retail full-service banking offices located in Port St. Lucie, Stuart and Fort Pierce, Florida. Our Stuart branch office opened for business in December 2003 and our Fort Pierce branch office opened for business in June 2004. We also operate a loan production office in Vero Beach, Florida and expect to open a branch there in April 2006. The Bank also anticipates opening an operations center in 2006. Our primary business is attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans and to purchase securities.

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

Our customers are primarily individuals, professionals, small and medium size businesses, and seasonal retirees located predominantly in St. Lucie County and Martin County, Florida. Our full-service offices are currently located in Stuart, Port St. Lucie and Fort Pierce, Florida. The Bank also opened a loan production office in Vero Beach, Florida in 2005, which we anticipate converting into a full service branch office in April 2006.

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

Internal Growth and Branch Expansion. Our first branch office opened in December of 2003 at 715 Colorado Avenue in Stuart, Florida, in a 6,100 square foot leased facility. This facility houses our Operations Center, as well as branch staff.

Our second branch office opened in June of 2004 in a two-story branch building at 2500 Virginia Avenue in Fort Pierce, Florida. The bank occupies 3,733 square feet on the first floor, as well as 649 square feet on the second floor. We are leasing 4,376 square feet on the second floor to unaffiliated parties.

In 2005, we also opened a loan production office in Vero Beach, Florida. In April of 2006, we expect to open a full-service branch office at 4000 20th Street, Vero Beach, Florida, in a former bank branch building.

We have established a courier program which consists of five persons. This program currently enables us to service commercial deposit and loan customers in Martin County and St. Lucie County who are not in close proximity to the Bank. This has proven to be a great convenience to our customers, especially the small business owners.

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

Primary Market Areas

We are the only financial institution headquartered in Port St. Lucie, Florida. Our geographic market area encompasses Martin County, St. Lucie County, and Indian River County, Florida. St. Lucie and Martin Counties have a total combined year-round adult population of approximately 354,000; during the winter season the population increases by approximately 20%. From 2000 to 2004, the population of St. Lucie County grew at a compound annual rate of 11.11%, while Martin County grew by 25.6%. Indian River County has a population of approximately 124,400, with an estimated growth rate of 4% per year. Of Indian River County’s total employment, 20% is in service industries, 23% in retail trade, 7.3% in construction, 5.9% in manufacturing, agriculture, forestry and fishing, and 5.7% in government.

Land development in the market area is primarily residential in nature and large tracts of land remain available for residential development. The market area is well connected to and easily accessible from other east coast communities and is served by Amtrak train service, Florida’s Turnpike and Interstate 95.

St. Lucie West is home to the spring training facility for the New York Mets, the St. Lucie Mets and the PGA training center, one of the best golf training centers in the world.

Port St. Lucie is home to one of two family-oriented Club Med’s in the world. Major employers include St. Lucie County, Liberty Medical, Indian River Community College, Walmart, QVC and Florida Power and Light Company.

In Martin County, there are over 200 manufacturing businesses, including those in the marine industry and agricultural industry, as well as, construction, government, retail, medical and other service-type businesses. In Indian River County, Vero Beach is the home of the Los Angeles Dodgers Spring-training facilities. The major employers in the area are the school district, the local hospital, county government, the Sheriff’s Department, Publix Supermarkets and Piper Aviation.

Competition

Competition for deposits and loans is intense among financial institutions in Florida and particularly in areas of high population concentrations such as St. Lucie County and Martin County. Our competitors include institutions such as Riverside National Bank of Florida, Bank of America, SunTrust, Wachovia Bank, First National Bank and Trust of the Treasure Coast, Harbor Federal Savings Bank, Gulfstream Business Bank, Indian River National Bank, other commercial banks, savings banks, and credit unions. Additional competition for deposits comes from government securities, money-market funds, mutual fund and securities brokerage firms. Many of these competitors have substantially greater resources, higher lending limits, larger branch networks and are able to offer a broader range of products and services than we are able to offer.

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

Loan Activities

General. Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2005, the net loan portfolio totaled $95.7 million, or 75% of total assets.

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

General Loan Policies. Loans are approved at various management levels up to and including the board of directors, depending on the amount of the loan. Loan approvals are made in accordance with delegated authority approved by the board of directors. Generally loans less than $150,000 are approved by certain authorized officers. The President has individual loan authority up to $250,000. Loans between $150,000 and $500,000 are approved by an officer’s loan committee, and loans between $500,000 and $1,000,000 are approved by a directors’ loan committee. All loans over $1,000,000 require approval by the board of directors.

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

The maximum amount which we could have loaned to one borrower and the borrower’s related entities as of December 31, 2005, was approximately $2.5 million on a secured basis. Our largest loan to a single borrower is a $1.6 million loan to a Florida corporation, operating as a cemetery, secured by an assignment of common stock. The loan is current.

Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in St. Lucie and Martin Counties. These types of loans amounted to $39.8 million or 41% of the total loan portfolio as of December 31, 2005. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years.

Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 80%. Loans secured by this type of collateral will continue to be a part of our future loan program. Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. At December 31, 2005, the largest commercial and multi-family real estate loan was approximately $1.6 million secured by first mortgage on a marina consisting of two retail stores, 16 residential units and boat slips. The loan is current.

Commercial Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2005, the largest commercial loan not secured by real estate was $1.6 million secured by corporate stock. While we have made Small Business Administration loans, we generally will underwrite commercial loans for our own portfolio utilizing other sources of collateral and a maximum of 80% loan to value. The majority of our commercial loans are adjustable-rate loans with adjustment periods ranging from daily to 5 years. As of December 31, 2005, we had $36.5 million in commercial loans, which was 37% of the total loan portfolio.

Residential Loans. We currently originate fixed-rate residential mortgage loans and adjustable-rate mortgage loans for terms of up to 30 years. As of December 31, 2005, $206,000 or less than 1% of our total loan portfolio consisted of one-to-four family residential real estate loans. As of such date, all of these loans were adjustable-rate mortgage loans.

The residential adjustable-rate mortgage loans currently being offered have interest rates that are fixed for a period of one, three or five years and then after the initial period the interest rate is adjusted annually based upon an index such as the yield on treasury securities adjusted to a one-year maturity, plus a margin. Most of our adjustable-rate mortgage loans limit the amount of any increase or decrease in the interest rate at each adjustment and over the life of the loan. Typical limitations are 2% for each adjustment with a limit of 6% over the life of the loan. We may offer adjustable-rate mortgage loans with different annual and life-of-loan interest change limits, shorter or longer adjustment periods and different base indices as may be appropriate to meet market demands, portfolio needs, and our interest-rate risk management goals. While the initial rate on adjustable-rate mortgage loans may be below a fully indexed rate, the loan is always underwritten based on the borrower’s ability to pay at the interest rate which would be in effect after adjustment of the loan. Some adjustable-rate mortgage loans include features that allow the borrower, under special conditions, to convert the loan to a fixed rate at the then prevailing market rates.

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

Consumer Loans. We make various types of consumer loans, the majority of which are home equity loans, but which also include automobile and boat loans. Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to our customers and because the shorter term and normally higher interest rates on such loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of consumer loans generally range from one to five years and are typically at a fixed rate of interest. Underwriting standards for consumer loans include an assessment of the applicant’s repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Our belief is that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and, therefore, we intend to continue to increase our investment in these types of loans. As of December 31, 2005, consumer loans amounted to $16.7 million, or 17% of the total loan portfolio.

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

At December 31, 2005, we had no non-accruing loans which were contractually past due 90 days or more, and no troubled debt restructuring. We have never had any real estate owned.

Asset Classification

Commercial banks are required to review and when appropriate classify their assets on a regular basis. The FDIC and state banking examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowance for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored. At December 31, 2005, we did not have a material amount of loans classified as substandard, doubtful, or loss.

Provision for Losses on Loans

The provision for loan losses is established through a provision for loan losses charged against income. Loans are charged against the provision when we believe that the collectibility of the principal is unlikely or when an actual loss is incurred. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. While we use the best information available to us to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions. At December 31, 2005, our total allowance for loan losses was approximately $1.4 million representing 1.43% of total loans.

Personnel

As of December 31, 2005, we had 56 full-time employees and six part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees to be good.

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

First Peoples Bank

As a state-chartered bank, the Bank is subject to the supervision and regulation of the Department and the FDIC. Our deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, we must pay a semi-annual statutory assessment and comply with the rules and regulations of the FDIC. The assessment levied on a bank for deposit insurance varies, depending on the capital position of each bank, and other supervisory factors. Currently, we are subject to the statutory assessment.

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

Federal bank regulatory agencies possess broad powers to take prompt corrective action as deemed appropriate for an insured depository institution and its holding company, based on the institution’s capital levels. The extent of these powers depends upon whether the institution in question is considered “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly under-capitalized”, or “critically undercapitalized”. Generally, as an institution is deemed to be less well-capitalized, the scope and severity of the agencies’ powers increase, ultimately permitting the agency to appoint a receiver for the institution. Business activities may also be influenced by an institution’s capital classification. For instance, only a “well-capitalized” depository institution may accept brokered deposits without prior regulatory approval, and can engage in various expansion activities with prior notice, rather than prior regulatory approval. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change the capital position of our subsidiary banks in a relatively short period of time. Failure to meet these capital requirements could subject the subsidiary banks to prompt corrective action provisions of the FDIC, which may include filing with the appropriate bank regulatory authorities a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, we would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless we could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). The Securities and Exchange Commission has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the Securities and Exchange Commission subject publicly traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase our expenses.

ITEM 2. DESCRIPTION OF PROPERTY

Our main office is owned and is located at 1301 SE Port St. Lucie Boulevard, Port St. Lucie, Florida 34952. It was purchased in 2002 for approximately $1.1 million. We purchased land in 2001 and built a two-story, 9,600 square foot branch building located at 2500 Virginia Avenue, Fort Pierce, Florida. The entire first floor and 649 square feet of the second floor are occupied by the Bank, and it opened for business in June of 2004. The remaining 4,376 square feet on the second floor is leased to a third party. We also presently lease our Stuart branch and Vero Beach loan production office, as well as the Vero Beach branch site, expected to open in April 2006.

ITEM 3. LEGAL PROCEEDINGS

There are no material proceedings to which FPB or the Bank is a party or to which any of our properties are subject which are not in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 29, 2005, FPB held a Special Meeting of Shareholders at Joseph’s at Ballantrae Golf and Yacht Club, 3325 Southeast Ballantrae Boulevard, Port St. Lucie, Florida, on November 29, 2005, at 5:30 p.m. Eastern Time. At the meeting, two proposals were considered:

PROPOSAL I. Approval of the 2005 Stock Compensation Plan:

FOR	AGAINST	ABSTAIN
835,010	164,773	49,075

PROPOSAL II. Adjournment of the Special Meeting to solicit additional proxies in the event there are not sufficient votes to approve Proposal I:

FOR	AGAINST	ABSTAIN
858,800	142,673	47,325

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 28, 2006, we had approximately 1,200 shareholders. FPB Common Stock was held by approximately 1,200 registered holders as of December 31, 2005. On July 21, 2005, FPB became listed on the Nasdaq SmallCap Market under the symbol “FPBI.” Prior to that, there was no public market for the stock. The table below shows the high, low and closing bid prices on the NASDAQ SmallCap Market for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

Calendar Quarter Ended	High	Low	Closing
September 30, 2005	$19.98	$16.00	$16.90
December 31, 2005	$17.50	$16.00	$17.50

In 2004, FPB paid a $0.05 cash dividend per share and in 2005, FPB paid a $0.07 cash dividend per share.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 4 of the 2005 Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained at pages 5 through 20 of the 2005 Annual Report. The 2005 Annual Report is attached hereto as exhibit 13.

ITEM 7. FINANCIAL STATEMENTS

FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 4 of the 2005 Annual Report and the section entitled “Consolidated Financial Statements” contained at pages 21 through 46 of the 2005 Annual Report. The 2005 Annual Report is attached hereto as exhibit 13.

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

ITEM 8B. OTHER INFORMATION

FPB experienced no events during the fourth quarter of 2005, which were required to be reported on Form 8-K which were not so reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information appearing under the headings “Election of Directors” of the definitive Proxy Statement and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” of the definitive Proxy Statement relating to the annual meeting of shareholders, scheduled to be held on April 26, 2006, is incorporated herein by reference. The definitive Proxy Statement is attached hereto as an exhibit. None of the officers and directors named in those sections have been involved in any material legal proceedings. We have adopted a code of ethics that applies to our executive officers, a copy of which has been filed with this report on Form 10-KSB as Exhibit 14. Persons who would like a copy of such code of ethics may receive one without charge upon request made to Nancy E. Aumack, Chief Financial Officer, FPB Bancorp, Inc., 1301 SE Port St. Lucie Blvd., Port St. Lucie, Florida 34952.

ITEM 10. EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Compensation” of the definitive Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Beneficial Ownership of Directors and Executive Officers” of the definitive Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The information appearing under the caption “Certain Relationships and Related Transactions” of the definitive Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS

Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an (a) were previously filed as a part of the Company’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000; those marked with a (b) were filed with the Company’s 2003 Proxy Statement filed with the Security and Exchange Commission (“SEC”) on March 28, 2003; those marked with a (c) were filed with the Company’s 2004 Form 10-KSB filed with the SEC on March 28, 2005; those marked with a (d) were filed with the Company’s 2005 Form 10-KSB filed with the SEC on March 28, 2005.

Exhibit No.	Description of Exhibit
(a)3.1	Articles of Incorporation

(a)3.2	Bylaws

(a)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value

(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999

(a)4.4	Non-Qualified Stock Option Agreement

(b)4.5	Amendment to First Peoples Bank Stock Option Plan

(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999

(a)10.2	Employment Agreement for David W. Skiles

(c)10.3	Change in Control Agreement for Nancy E. Aumack

(c)10.4	Change in Control Agreement for Stephen J. Krumfolz

(c)10.5	Change in Control Agreement for Marge Riley

13	2005 Annual Report

(d)14	Code of Ethics

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

FPB hereby incorporates the section entitled “Ratification Of The Appointment Of Auditors For Fiscal Year Ending December 31, 2006” contained in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPB BANCORP, INC.

Date: March 7, 2006	By:	/s/ David W. Skiles
David W. Skiles
Chief Executive Officer, President and
Director

Date: March 7, 2006	By:	/s/ Nancy E. Aumack
Nancy E. Aumack
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ John R. Baker, Sr.	Vice Chairman of the Board	March 8, 2006
John R. Baker, Sr.

/s/ Gary A. Berger	Chairman of the Board	March 10, 2006
Gary A. Berger

	Director	March , 2006
Donald J. Cuozzo

Ann L. Decker Ann L. Decker	Corporate Secretary and Director	March 8, 2006

/s/ Paul J. Miret	Director	March 9, 2006
Paul J. Miret

	Director	March , 2006
Robert L. Schweiger

/s/ Robert L. Seeley	Director	March 9, 2006
Robert L. Seeley

/s/ David W. Skiles David W. Skiles	Chief Executive Officer President and Director	March 8, 2006

/s/ Paul A. Zinter	Director	March 8, 2006
Paul A. Zinter