Form 10QSB
period 2006-03-31
FPB BANCORP INC
filed 2006-04-25
CIK 1162245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	1,810,588 shares
(class)	Outstanding at April 17, 2006

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

FPB BANCORP, INC. AND SUBSIDIARY

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets

Cash and due from banks	$3,469	2,869
Federal funds sold	10,021	9,268
Interest-bearing deposits with banks	183	229

Total cash and cash equivalents	13,673	12,366

Securities available for sale	8,377	9,229
Securities held to maturity (market value of $2,952 and $2,950)	3,013	3,015
Loans, net of allowance for loan losses of $1,487 and $1,383	104,336	95,666
Premises and equipment, net	3,644	3,699
Federal Home Loan Bank stock, at cost	371	306
Accrued interest receivable	609	558
Deferred income taxes	200	197
Bank owned life insurance	2,224	1,950
Other assets	438	323

Total assets	$136,885	127,309

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	20,579	20,374
Savings, NOW and money-market deposits	35,995	38,071
Time deposits	55,620	44,364

Total deposits	112,194	102,809

Official checks	1,176	938
Federal Home Loan Bank advances	2,600	2,600
Other liabilities	422	621

Total liabilities	116,392	106,968

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,810,588 shares issued and outstanding	18	18
Additional paid-in capital	20,136	20,136
Retained earnings	418	262
Accumulated other comprehensive loss	(79)	(75)

Total stockholders’ equity	20,493	20,341

Total liabilities and stockholders’ equity	$136,885	127,309

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans	$2,085	1,345
Securities	110	79
Other	113	48

Total interest income	2,308	1,472

Interest expense:
Deposits	733	360
Federal Home Loan Bank advances	29	13

Total interest expense	762	373

Net interest income	1,546	1,099

Provision for loan losses	107	70

Net interest income after provision for loan losses	1,439	1,029

Noninterest income:
Service charges and fees on deposit accounts	130	62
Loan brokerage fees	46	8
Gain on sale of loans held for sale	—	141
Other fees	2	2

Total noninterest income	178	213

Noninterest expenses:
Salaries and employee benefits	713	479
Occupancy and equipment	180	145
Advertising	109	85
Professional fees	65	31
Data processing	89	68
Supplies	44	28
Other	182	179

Total noninterest expenses	1,382	1,015

Earnings before income taxes	235	227

Income taxes	79	87

Net earnings	$156	140

Earnings per share:
Basic	$.09	.17

Diluted	$.08	.17

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2006 and 2005

(Dollars in thousands)

			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2004	819,120	$8	7,927	(503)	(12)	7,420

Comprehensive income:
Net earnings for the three months ended March 31, 2005 (unaudited)	—	—	—	140	—	140

Net change in unrealized loss on securities available for sale, net of tax benefit of $16 (unaudited)	—	—	—	—	(27)	(27)

Comprehensive income (unaudited)						113

Proceeds from exercise of common stock options (unaudited)	9,818	—	99	—	—	99

Balance at March 31, 2005 (unaudited)	828,938	$8	8,026	(363)	(39)	7,632

Balance at December 31, 2005	1,810,588	$18	20,136	262	(75)	20,341

Comprehensive income:

Net earnings for the three months ended March 31, 2006 (unaudited)	—	—	—	156	—	156

Net change in unrealized loss on securities available for sale, net of tax benefit of $3 (unaudited)	—	—	—	—	(4)	(4)

Comprehensive income (unaudited)						152

Balance at March 31, 2006 (unaudited)	1,810,588	$18	20,136	418	(79)	20,493

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$156	140
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	64	67
Provision for loan losses	107	70
Deferred income taxes	—	87
Amortization of loan fees, net	32	(13)
Net amortization of premiums and discounts on securities	(4)	(9)
Gain on sale of loans held for sale	—	(141)
Proceeds from sale of loans held for sale	—	2,451
Originations of loans held for sale	—	(2,310)
Increase in accrued interest receivable	(51)	(38)
Increase in other assets	(115)	(38)
Increase (decrease) in official checks and other liabilities	39	(840)

Net cash provided by (used in) operating activities	228	(574)

Cash flows from investing activities:
Maturities of securities available for sale	1,000	1,500
Principal payments on securities available for sale	86	128
Purchase of securities available for sale	(239)	—
Principal payments on securities held to maturity	4	6
Net increase in loans	(8,809)	(9,046)
Purchase of premises and equipment	(9)	(190)
Change in bank owned life insurance	(274)	—
Purchase of Federal Home Loan Bank stock	(65)	(49)

Net cash used in investing activities	(8,306)	(7,651)

Cash flows from financing activities:
Net increase in deposits	9,385	11,353
Proceeds from exercise of common stock options	—	99

Net cash provided by financing activities	9,385	11,452

Net increase in cash and cash equivalents	1,307	3,227

Cash and cash equivalents at beginning of period	12,366	9,759

Cash and cash equivalents at end of period	$13,673	12,986

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$712	351

Income taxes	$60	—

Noncash transaction-
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of taxes	$(4)	(27)

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. FPB Bancorp, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its four banking offices located in Port St. Lucie, Fort Pierce, Stuart and Vero Beach, Florida.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2006, and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year

(2)	Loan Impairment and Credit Losses. There were no impaired loans identified for the three months ended March 31, 2006 or at March 31, 2005. The average net investment in impaired loans and interest income recognized and received on impaired loans for the three months ended March 31, 2005 is as follows (in thousands):

Three Months Ended March 31, 2005
Average investment in impaired loans	$376

Interest income recognized on impaired loans	$49

Interest income received on impaired loans	$49

The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$1,383	1,097
Provision for loan losses	107	70
(Charge-offs), net of recoveries	(3)	1

Balance at end of period	$1,487	1,168

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At March 31, 2006	At December 31, 2005
Nonaccrual loans	$172	—
Past due ninety days or more, but still accruing	—	—

	$172	—

The Bank had no loans held for sale at March 31, 2006 or 2005.

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2006 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Percentage of the Bank	Regulatory Requirement
Tier I capital to total average assets	7.57%	4.00%
Tier I capital to risk-weighted assets	10.43%	4.00%
Total capital to risk-weighted assets	11.69%	8.00%

(4)	Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2006	2005
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	1,810,588	821,574
Effect of dilutive stock options	26,243	—

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	1,836,831	821,574

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock-Based Compensation. The Company established a Stock Option Plan in 1998 for directors, officers and employees of the Company. The Plan as amended provides for 122,666 shares of common stock to be available for grant. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options expire ten years from the date of grant. At March 31, 2006, no shares remain available for grant and all options are exercisable. A summary of stock option information follows ($ in thousands, except share amounts):

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2005 and March 31, 2006	91,198	$10.00-17.50	11.19	1,021

In 2005, the Company established a new option plan for directors, officers and employees of the Company. The Plan provides for 144,000 shares of common stock to be available for grant. The exercise price of the stock options is the fair market value of the common stock on the date of grant. The Plan allows for various vesting periods. All options granted in 2005 were vested immediately except for 7,054 options which vest 33.3% in the second and third year, respectively, after grant and are fully exercisable during the fourth year after grant. The options expire ten years from the date of grant. At March 31, 2006, 63,053 shares remain available for grant. A summary of stock option information follows ($ in thousands, except share amounts):

	Number of Shares	Range of Per Option Price	Weighted- Aggregate Per Share Price	Aggregate Option Price
Outstanding at December 31, 2005 and March 31, 2006	80,947	$17.00	17.00	1,376

No stock options were granted during the three months ended March 31, 2006 or 2005.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock-Based Compensation, Continued. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, only 7,054 stock options were not fully vested and no stock options were granted during the three months ended March 31, 2006.

In 2005, the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options that existed as of December 31, 2004 (the “Acceleration”). In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three-months ended March 31, 2006, are not materially different than if it had continued to be accounted for as share-based compensation under Opinion 25. As of March 31, 2006, the Company had 7,054 stock options not fully vested and there was $21,450 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis through December 31, 2008.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock-Based Compensation, Continued. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

Three Months Ended March 31, 2005
Net earnings as reported	$140
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(4)

Proforma net earnings	$136

Earnings per share:
Basic and diluted, as reported	$.17

Basic and diluted, proforma	$.17

(6)	Commitments. The Company has entered into a seven-year lease for an Operations Center located in Jensen Beach, Florida, which is anticipated to open in late 2006. A fifty-year ground lease has also been signed on property located at the northwest corner of Savage Boulevard and Gatlin Boulevard in Port St. Lucie, Florida for a future branch location.

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of earnings, stockholders equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
April 21, 2006

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its four banking offices located in Port St. Lucie, Fort Pierce, Stuart and Vero Beach, Florida.

Liquidity and Capital Resources

The Company’s primary sources of cash during the three months ended March 31, 2006 were from net deposit inflow of approximately $9.4 million. Cash was used primarily for net loan originations of $8.8 million. At March 31, 2006, the Company had time deposits of $28.4 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Three Months Ended March 31, 2005
Average equity as a percentage of average assets	15.27%	11.85%	7.54%
Equity to total assets at end of period	14.97%	15.98%	7.25%
Return on average assets (1)	.47%	.64%	.56%
Return on average equity (1)	3.05%	5.42%	7.44%
Noninterest expenses to average assets (1)	4.13%	3.89%	4.07%
Nonperforming loans to total assets at end of period	.13%	—%	.03%

(1)	Annualized for the three months ended March 31, 2006 and 2005.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2006, follows (in thousands):

Contract Amount
Unfunded loan commitments	$19,797

Available lines of credit	$1,593

Standby letters of credit	$473

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

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$102,772	2,085	8.12%	$75,390	1,345	7.14%
Securities	11,614	110	3.79	10,337	79	3.06
Other (1)	10,718	113	4.22	8,380	48	2.29

Total interest-earning assets	125,104	2,308	7.38	94,107	1,472	6.26

Noninterest-earning assets	8,800			5,688

Total assets	$133,904			$99,795

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	37,225	227	2.44	34,615	139	1.61
Time deposits	50,977	506	3.97	31,972	221	2.76
Borrowings	2,600	29	4.46	2,500	13	2.08

Total interest-bearing liabilities	90,802	762	3.36	69,087	373	2.16

Demand deposits	20,575			21,439
Noninterest-bearing liabilities	2,081			1,743
Stockholders’ equity	20,446			7,526

Total liabilities and stockholders’ equity	$133,904			$99,795

Net interest income		$1,546			$1,099

Interest-rate spread (2)			4.02%			4.10%

Net interest margin (3)			4.94%			4.67%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.38			1.36

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-bearing deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005

General. Net earnings for the three months ended March 31, 2006, were $156,000 or $.09 per basic and $.08 per diluted share compared to net earnings of $140,000 or $.17 per basic and diluted share for the period ended March 31, 2005. This increase in the Company’s net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expense.

Interest Income. Interest income increased to $2.3 million for the three months ended March 31, 2006 from $1.5 million for the three months ended March 31, 2005. Interest income on loans increased to $2.1 million due primarily to an increase in the average loan portfolio balance for the three months ended March 31, 2006, and an increase in the average yield earned in 2006. Interest on securities increased to $110,000 due primarily to an increase in the average balance and an increase in the average yield earned during the three months ended March 31, 2006.

Interest Expense. Interest expense increased to $762,000 for the three months ended March 31, 2006, from $373,000 for the three months ended March 31, 2005. Interest expense increased primarily due to an increase in the average balance of deposits and an increase in the average rate paid on deposits during 2006.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended March 31, 2006, was $107,000 compared to $70,000 for the same period in 2005. The increase in the provision was due to an increase in the loan balances as of March 31, 2006. Management believes the balance in the allowance for loan losses of $1.5 million at March 31, 2006 is adequate.

Noninterest Income. Total noninterest income decreased to $178,000 for the three months ended March 31, 2006, from $213,000 for the three months ended March 31, 2005 primarily as a result of a decrease in gains on loans held for sale, partially offset by an increase in service charges and fees on deposit accounts and loan brokerage fees.

Noninterest Expenses. Total noninterest expenses increased to $1.4 million for the three months ended March 31, 2006 from $1.0 million for the three months ended March 31, 2005, primarily due to an increase in employee compensation and benefits of $234,000, an increase in occupancy and equipment of $35,000 and an increase in advertising expense of $24,000 all due to the continued growth of the Company.

Income Taxes. The income tax provision for the three months ended March 31, 2006, was $79,000 (an effective rate of 33.5%) compared to an income tax provision of $87,000 (an effective rate of 38.3%) for the three months ended March 31, 2005.

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

FPB BANCORP, INC. AND SUBSIDIARY

ITEM 6. EXHIBITS

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an (a) were previously filed as a part of the Company’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000; those marked with a (b) were filed with the Company’s 2003 Proxy Statement filed with the Security and Exchange Commission (“SEC”) on March 28, 2003; and those marked with a (c) were filed with the Company’s 2004 Form 10-KSB filed with the SEC on March 28, 2005.

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

FPB BANCORP, INC. (Registrant)

Date: April 25, 2006	By:	/s/ David W. Skiles
David W. Skiles, President and
Chief Executive Officer

Date: April 25, 2006	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Senior Vice President and
Chief Financial Officer