Form 10QSB
period 2006-06-30
FPB BANCORP INC
filed 2006-07-28
CIK 1162245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	1,906,203 shares
(class)	Outstanding at July 21, 2006

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

FPB BANCORP, INC. AND SUBSIDIARY

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets

Cash and due from banks	$3,121	2,869
Federal funds sold	18,028	9,268
Interest-bearing deposits with banks	206	229

Total cash and cash equivalents	21,355	12,366

Securities available for sale	8,008	9,229
Securities held to maturity (market value of $2,962 and $2,950)	3,011	3,015
Loans, net of allowance for loan losses of $1,565 and $1,383	109,558	95,666
Premises and equipment, net	3,856	3,699
Federal Home Loan Bank stock, at cost	371	306
Accrued interest receivable	620	558
Bank-owned life insurance	2,249	1,950
Other assets	931	520

Total assets	$149,959	127,309

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	23,751	20,374
Savings, NOW and money-market deposits	38,834	38,071
Time deposits	62,129	44,364

Total deposits	124,714	102,809

Official checks	1,408	938
Federal Home Loan Bank advances	2,600	2,600
Other liabilities	566	621

Total liabilities	129,288	106,968

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,906,203 and 1,810,588 shares issued and outstanding	19	18
Additional paid-in capital	21,725	20,136
(Accumulated deficit) retained earnings	(967)	262
Accumulated other comprehensive loss	(106)	(75)

Total stockholders’ equity	20,671	20,341

Total liabilities and stockholders’ equity	$149,959	127,309

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans	$2,270	1,522	4,355	2,867
Securities	109	71	219	150
Other	167	88	280	136

Total interest income	2,546	1,681	4,854	3,153

Interest expense:
Deposits	901	401	1,634	761
Federal Home Loan Bank advances	35	23	64	36

Total interest expense	936	424	1,698	797

Net interest income	1,610	1,257	3,156	2,356

Provision for loan losses	70	92	177	162

Net interest income after provision for loan losses	1,540	1,165	2,979	2,194

Noninterest income:
Service charges and fees on deposit accounts	106	72	214	134
Loan brokerage fees	60	137	106	145
Income from bank-owned life insurance	27	—	49	—
Gain on sale of loans held for sale	—	124	—	265
Other fees	13	6	15	8

Total noninterest income	206	339	384	552

Noninterest expenses:
Salaries and employee benefits	783	538	1,496	1,017
Occupancy and equipment	215	142	395	287
Advertising	133	97	242	182
Professional fees	46	38	111	69
Data processing	105	75	194	143
Supplies	54	30	98	58
Other	190	175	372	354

Total noninterest expenses	1,526	1,095	2,908	2,110

Earnings before income taxes	220	409	455	636

Income taxes	78	156	157	243

Net earnings	$142	253	298	393

Net earnings per share:
Basic	$.07	.18	.16	.35

Diluted	$.07	.17	.15	.35

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2006 and 2005

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	819,120	$8	7,927	(503)	(12)	7,420

Proceeds from sale of common stock (net of offering costs of $563) (unaudited)	960,000	10	11,907	—	—	11,917

Comprehensive income:
Net earnings for the six months ended June 30, 2005 (unaudited)	—	—	—	393	—	393
Net change in unrealized loss on securities available for sale, net of tax of $9 (unaudited)	—	—	—	—	(16)	(16)

Comprehensive income (unaudited)						377

Proceeds from exercise of common stock options (unaudited)	9,818	—	99	—	—	99

Tax benefit from common stock options exercised (unaudited)	—	—	11	—	—	11

Balance at June 30, 2005 (unaudited)	1,788,938	$18	19,944	(110)	(28)	19,824

Balance at December 31, 2005	1,810,588	$18	20,136	262	(75)	20,341

Comprehensive income:
Net earnings for the six months ended June 30, 2006 (unaudited)	—	—	—	298	—	298
Net change in unrealized loss on securities available for sale, net of tax of $19 (unaudited)	—	—	—	—	(31)	(31)

Comprehensive income (unaudited)						267

5% stock dividend, fractional shares paid in cash of $2 (unaudited)	90,602	1	1,524	(1,527)	—	(2)
Shared-based compensation (unaudited)	—	—	4	—	—	4
Proceeds from exercise of common stock options (unaudited)	5,013	—	50	—	—	50
Tax benefit from common stock options exercised (unaudited)	—	—	11	—	—	11

Balance at June 30, 2006 (unaudited)	1,906,203	$19	21,725	(967)	(106)	20,671

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$298	393
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	135	135
Provision for loan losses	177	162
Amortization of loan costs (fees), net	47	(21)
Net amortization of premiums and discounts on securities	5	(20)
Gain on sale of loans held for sale	—	(265)
Proceeds from sale of loans held for sale	—	4,630
Originations of loans held for sale	—	(4,365)
Increase in accrued interest receivable	(62)	(130)
(Increase) decrease in other assets	(392)	46
Increase (decrease) in official checks and other liabilities	415	(245)
Income from bank-owned life insurance	(49)	—
Share-based compensation	4	—

Net cash provided by operating activities	578	320

Cash flows from investing activities:
Maturities of securities available for sale	1,000	3,500
Purchase of securities available for sale	—	(3,000)
Principal payments on securities available for sale	165	262
Principal payments on securities held to maturity	5	13
Net increase in loans	(14,116)	(18,793)
Purchase of premises and equipment	(292)	(196)
Purchase of bank-owned life insurance	(250)	—
Purchase of Federal Home Loan Bank stock	(65)	(53)

Net cash used in investing activities	(13,553)	(18,267)

Cash flows from financing activities:
Net increase in deposits	21,905	10,045
Proceeds from the exercise of common stock options	50	99
Net proceeds from the issuance of common stock	—	11,917
Tax benefit associated with exercise of common stock options	11	—
Proceeds from Federal Home Loan Bank advance	—	100
Fractional shares of stock dividend paid in cash	(2)	—

Net cash provided by financing activities	21,964	22,161

Net increase in cash and cash equivalents	8,989	4,214

Cash and cash equivalents at beginning of period	12,366	9,759

Cash and cash equivalents at end of period	$21,355	13,973

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,696	775

Income taxes	$229	—

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$(31)	(16)

Common stock dividend	$1,525	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. FPB Bancorp, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its four banking offices located in Port St. Lucie, Fort Pierce, Stuart and Vero Beach, Florida.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2006, and the results of operations for the three- and six-month periods ended June 30, 2006 and 2005, and cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$1,487	1,168	1,383	1,097
Provision for loan losses	70	92	177	162
Recoveries (charge-offs), net	8	(5)	5	(4)

Balance at end of period	$1,565	1,255	1,565	1,255

There were no impaired loans identified for the three months or six months ended June 30, 2006 or the three months ended June 30, 2005. The average net investment in impaired loans and interest income recognized and received on impaired loans for the six months ended June 30, 2005 was as follows (in thousands):

Average net investment in impaired loans	$188

Interest income recognized on impaired loans	$49

Interest income received on impaired loans	$49

The Bank had no loans held for sale at June 30, 2006 or December 31, 2005.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At June 30, 2006	At December 31, 2005
Nonaccrual loans	$277	—
Past due ninety days or more, but still accruing	—	—

	$277	—

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2006 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Percentage of the Bank	Regulatory Requirement
Tier I capital to total average assets	8.57%	4.00%
Tier I capital to risk-weighted assets	11.03%	4.00%
Total capital to risk-weighted assets	12.28%	8.00%

(4)	Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. All per share amounts reflect the 5% stock dividend declared on April 26, 2006 and paid on May 17, 2006. Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	1,904,499	1,434,860	1,902,608	1,107,885
Effect of dilutive stock options	30,524	13,305	82,472	7,147

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	1,935,023	1,448,165	1,985,080	1,115,032

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock-Based Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, only 7,406 (adjusted) stock options were not fully vested and no stock options were granted during the six months ended June 30, 2006.

In addition, prior to the adoption of SFAS 123(R), the tax benefits of stock options exercised were classified as operating cash flows. Since the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. As the Company adopted the modified-prospective- transition method, the prior period condensed consolidated cash flow statement was not adjusted to reflect current period presentation.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the total fair value of shares vested and recognized as compensation expense was $4,000 for the six months ended June 30, 2006. As of June 30, 2006, the Company had 7,406 (adjusted) stock options not fully vested and there was $19,515 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis through December 31, 2008.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock-Based Compensation, Continued. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods. All per share amounts reflect the 5% stock dividend declared on April 26, 2006 and paid on May 17, 2006 (in thousands, except per share data).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings as reported	$253	393
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(4)	(7)

Proforma net earnings	$249	386

Earnings per share:
As reported	$.18	.35

Proforma	$.17	.35

Diluted earnings per share:
As reported	$.17	.35

Proforma	$.17	.35

The Company established a Stock Option Plan in 1998 for directors, officers and employees of the Company. The Plan as amended provides for 127,027 shares (adjusted) of common stock to be available for grant. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options expire ten years from the date of grant. At June 30, 2006, 105 shares (adjusted) remain available for grant and all issued options are exercisable. All per share amounts reflect the 5% stock dividend declared on April 26, 2006 and paid on May 17, 2006. A summary of stock option information follows ($ in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	95,547	$10.66
Options exercised	(5,013)	(9.97)
Options forfeited	(105)	(9.52)

Options outstanding and exercisable at June 30, 2006	90,429	$10.70	5.05years	$481

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock-Based Compensation, Continued. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $38,078 and the related tax benefit recognized was $11,000. No options were exercised during the three months ended March 31, 2006.

In 2005, the Company established a new option plan for directors, officers and employees of the Company. The Plan provides for 151,200 shares (adjusted) of common stock to be available for grant. The exercise price of the stock options is the fair market value of the common stock on the date of grant. The Plan allows for various vesting periods. All options granted in 2005 were vested immediately except for 7,406 (adjusted) options which vest 33.3% in the second and third year, respectively, after grant and are fully exercisable during the fourth year after grant. The options expire ten years from the date of grant. At June 30, 2006, 67,781 shares (adjusted) remain available for grant. All per share amounts reflect the 5% stock dividend declared April 26, 2006 and paid on May 17, 2006. A summary of stock option information follows ($ in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	84,994	$16.19
Options forfeited	(1,575)	16.19

Options outstanding at June 30, 2006	83,419	$16.19	9.42 years	$—

Options exercisable at June 30, 2006	76,013	$16.19	9.42 years	$—

All outstanding options in the 2005 plan have exercise prices in excess of the market value at June 30, 2006.

No stock options were granted during the six months ended June 30, 2006 or 2005.

(6)	Commitments. The Company has entered into a seven-year lease for an Operations Center located in Jensen Beach, Florida, which is anticipated to open in late 2006. A fifty-year ground lease has also been signed on property located at the northwest corner of Savage Boulevard and Gatlin Boulevard in Port St. Lucie, Florida for a future branch location.

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2006, and for the three- and six-month periods ended June 30, 2006 and 2005 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2006 and 2005 and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
July 21, 2006

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

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2006 were from net deposit inflows of approximately $21.9 million. Cash was used primarily for net loan originations of approximately $14.1 million and the purchase of federal funds sold of approximately $8.8 million. At June 30, 2006, the Company had time deposits of $51.7 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005
Average equity as a percentage of average assets	14.79%	11.85%	7.86%
Equity to total assets at end of period	13.78%	15.98%	16.96%
Return on average assets (1)	.43%	.64%	.75%
Return on average equity (1)	2.91%	5.42%	9.51%
Noninterest expenses to average assets (1)	4.20%	3.89%	4.01%
Nonperforming loans to total assets at end of period	.18%	—%	.03%

(1)	Annualized for the six months ended June 30, 2006 and 2005.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2006, follows (in thousands):

Contract Amount
Unfunded loan commitments	$12,643

Available lines of credit	$16,456

Standby letters of credit	$206

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

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$108,987	2,270	8.33%	$83,478	1,522	7.29%
Securities	11,238	109	3.88	8,943	71	3.18
Other (1)	14,331	167	4.66	13,464	88	2.61

Total interest-earning assets	134,556	2,546	7.57	105,885	1,681	6.35

Noninterest-earning assets	8,821			4,694

Total assets	$143,377			$110,579

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	36,756	248	2.70	35,395	155	1.75
Time deposits	60,466	653	4.32	33,894	246	2.90
Borrowings	2,600	35	5.38	2,509	23	3.67

Total interest-bearing liabilities	99,822	936	3.75	71,798	424	2.36

Demand deposits	21,315			29,126
Noninterest-bearing liabilities	1,668			655
Stockholders’ equity	20,572			9,000

Total liabilities and stockholders’ equity	$143,377			$110,579

Net interest income		$1,610			$1,257

Interest-rate spread (2)			3.82%			3.99%

Net interest margin (3)			4.79%			4.75%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.35			1.47

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$105,880	4,355	8.23%	$79,434	2,867	7.22%
Securities	11,426	219	3.83	9,640	150	3.11
Other (1)	12,525	280	4.47	10,922	136	2.49

Total interest-earning assets	129,831	4,854	7.48	99,996	3,153	6.31

Noninterest-earning assets	8,811			5,191

Total assets	$138,642			$105,187

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	36,991	475	2.57	35,005	297	1.70
Time deposits	55,722	1,159	4.16	32,933	464	2.82
Borrowings	2,600	64	4.92	2,505	36	2.87

Total interest-bearing liabilities	95,313	1,698	3.56	70,443	797	2.26

Demand deposits	20,945			25,283
Noninterest-bearing liabilities	1,875			1,198
Stockholders’ equity	20,509			8,263

Total liabilities and stockholders’ equity	$138,642			$105,187

Net interest income		$3,156			$2,356

Interest-rate spread (2)			3.92%			4.05%

Net interest margin (3)			4.86%			4.71%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.36			1.42

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005

General. Net earnings for the three months ended June 30, 2006, were $142,000 or $.07 per basic and diluted share compared to net earnings of $253,000 or $.18 per basic and $.17 per diluted share for the period ended June 30, 2005. This decrease in the Company’s net earnings was primarily due to an increase in interest expense and noninterest expense, which were partially offset by an increase in interest income.

Interest Income. Interest income increased to $2.5 million for the three months ended June 30, 2006 from $1.7 million for the three months ended June 30, 2005. Interest income on loans increased to $2.3 million due to an increase in the average loan portfolio balance for the three months ended June 30, 2006 and an increase in the average yield earned in 2006. Interest on securities increased to $109,000 due to an increase in the average security portfolio and an increase in the average yield earned during the three months ended June 30, 2006.

Interest Expense. Interest expense increased to $936,000 for the three months ended June 30, 2006, from $424,000 for the three months ended June 30, 2005. Interest expense increased due to an increase in the average rate paid on deposits during 2006 and an increase in the average balance of deposits during 2006.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended June 30, 2006, was $70,000 compared to $92,000 for the same period in 2005. Management believes the balance in the allowance for loan losses of $1.6 million at June 30, 2006, is adequate.

Noninterest Income. Total noninterest income decreased to $206,000 for the three months ended June 30, 2006, from $339,000 for the three months ended June 30, 2005 primarily as a result of a decrease in gains recognized on the sale of loans held for sale and a decrease in loan brokerage fees.

Noninterest Expenses. Total noninterest expenses increased to $1.5 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005, primarily due to an increase in employee compensation and benefits of $245,000, an increase in occupancy and equipment of $73,000, and an increase in other expenses of $113,000, all due to the continued growth of the Company.

Income Taxes. Income taxes for the three months ended June 30, 2006, were $78,000 (an effective rate of 35.5%) compared to an income tax provision of $156,000 (an effective rate of 38.1%) for the three months ended June 30, 2005.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2006 and 2005

General. Net earnings for the six months ended June 30, 2006, were $298,000 or $.16 per basic and $.15 per diluted share compared to net earnings of $393,000 or $.35 per basic and diluted share for the six month period ended June 30, 2005. This decrease in the Company’s net earnings was primarily due to an increase in interest expense and noninterest expense, which was partially offset by an increase in interest income.

Interest Income. Interest income increased to $4.9 million for the six months ended June 30, 2006 from $3.2 million for the six months ended June 30, 2005. Interest income on loans increased to $4.4 million due to an increase in the average loan portfolio balance for the six months ended June 30, 2006 and an increase in the average yield earned in 2006. Interest on securities increased to $219,000 due to an increase in the average security portfolio and an increase in the average yield earned in 2006.

Interest Expense. Interest expense increased to $1.7 million for the six months ended June 30, 2006, from $797,000 for the six months ended June 30, 2005. Interest expense increased due to an increase in the average balance of deposits during 2006 and an increase in the average rate paid on deposits in 2006.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the six months ended June 30, 2006, was $177,000 compared to $162,000 for the same period in 2005. Management believes the balance in the allowance for loan losses of $1.6 million at June 30, 2006, is adequate.

Noninterest Income. Total noninterest income decreased to $384,000 for the six months ended June 30, 2006, from $552,000 for the six months ended June 30, 2005 primarily as a result of a decrease in loan brokerage fees and gains recognized on sale of loans held for sale.

Noninterest Expenses. Total noninterest expenses increased to $2.9 million for the six months ended June 30, 2006 from $2.1 million for the six months ended June 30, 2005, primarily due to an increase in employee compensation and benefits of $479,000, an increase in occupancy and equipment of $108,000, and an increase in other expenses of $211,000, all due to continued growth of the Company.

Income Taxes. The income tax provision for the six months ended June 30, 2006, was $157,000 (an effective rate of 34.5%) compared to an income tax provision of $243,000 (an effective rate of 38.2%) for the six months ended June 30, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of FPB Bancorp, Inc. was held on April 26, 2006 to vote on the following proposals:

Proposal I:	Election of three directors
Proposal II:	Ratification of the appointment of Hacker, Johnson & Smith PA as independent auditors
Proposal III:	Adjournment of the meeting

At the Annual Meeting, 1,264,107 shares were present in person or by proxy. Listed below are the results of the matters subject to a vote of security holders:

	Term	For	Against	Abstain	Broker Nonvote
Proposal I
John R. Baker, Sr.	3 year	1,245,173	18,934	—	—
Donald J. Cuozzo	3 year	1,245,073	19,034	—	—
Paul A. Zinter	3 year	1,245,373	18,734	—	—

Proposal II	—	1,245,394	10,844	7,869	—

Proposal III	—	1,242,398	13,110	8,599	—

Following the Annual Meeting, Gary A. Berger, Ann L. Decker, Paul J. Miret, Robert L. Schweiger, Robert L. Seeley, and David W. Skiles also continued as directors of the Company.

FPB BANCORP, INC. AND SUBSIDIARY

ITEM 6.	EXHIBITS

Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an (a) were previously filed as a part of the Company’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000; those marked with a (b) were filed with the Company’s 2003 Proxy Statement filed with the Security and Exchange Commission (“SEC”) on March 28, 2003; those marked with a (c) were filed with the Company’s 2004 Form 10-QSB filed with the SEC on November 10, 2005; those marked with a (d) were filed with the Company’s Definitive Schedule 14A filed with the SEC on October 26, 2005.

Exhibit No.	Description of Exhibit

(a)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value

(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999

(a)4.4	Non-Qualified Stock Option Agreement

(b)4.5	Amendment to First Peoples Bank Stock Option Plan

(d)4.6	2005 Stock Compensation Plan

(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999

(a)10.2	Employment Agreement for David W. Skiles

(c)10.3	Change in Control Agreement for Nancy E. Aumack

(c)10.4	Change in Control Agreement for Stephen J. Krumfolz

(c)10.5	Change in Control Agreement for Marge Riley

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

FPB BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC. (Registrant)

Date: July 28, 2006	By:	/s/ David W. Skiles
David W. Skiles, President and Chief Executive Officer

Date: July 28, 2006	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Senior Vice President and Chief Financial Officer