Form 10QSB
period 2006-09-30
FPB BANCORP INC
filed 2006-11-06
CIK 1162245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	1,906,203 shares
(class)	Outstanding at November 2, 2006

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

FPB BANCORP, INC. AND SUBSIDIARY

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and due from banks	$4,152	2,869
Federal funds sold	13,306	9,268
Interest-bearing deposits with banks	167	229

Total cash and cash equivalents	17,625	12,366
Securities available for sale	7,016	9,229
Securities held to maturity (market value of $2,483 and $2,950)	2,510	3,015
Loans, net of allowance for loan losses of $1,705 and $1,383	119,055	95,666
Premises and equipment, net	3,794	3,699
Federal Home Loan Bank stock, at cost	259	306
Accrued interest receivable	750	558
Bank-owned life insurance	2,272	1,950
Other assets	981	520

Total assets	$154,262	127,309

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	21,102	20,374
Savings, NOW and money-market deposits	37,549	38,071
Time deposits	72,202	44,364

Total deposits	130,853	102,809
Official checks	1,768	938
Federal Home Loan Bank advances	100	2,600
Other liabilities	617	621

Total liabilities	133,338	106,968

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,906,203 and 1,810,588 shares issued and outstanding	19	18
Additional paid-in capital	21,727	20,136
(Accumulated deficit) retained earnings	(769)	262
Accumulated other comprehensive loss	(53)	(75)

Total stockholders’ equity	20,924	20,341

Total liabilities and stockholders’ equity	$154,262	127,309

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$2,532	1,742	6,887	4,609
Securities	101	96	320	246
Other	130	85	410	221

Total interest income	2,763	1,923	7,617	5,076

Interest expense:
Deposits	1,023	456	2,657	1,217
Federal Home Loan Bank advances	—	23	64	59

Total interest expense	1,023	479	2,721	1,276

Net interest income	1,740	1,444	4,896	3,800
Provision for loan losses	145	95	322	257

Net interest income after provision for loan losses	1,595	1,349	4,574	3,543

Noninterest income:
Service charges and fees on deposit accounts	112	80	326	214
Loan brokerage fees	89	27	195	172
Income from bank-owned life insurance	23	—	72	—
Gain on sale of loans held for sale	—	124	—	389
Other fees	5	4	20	12

Total noninterest income	229	235	613	787

Noninterest expenses:
Salaries and employee benefits	779	609	2,275	1,626
Occupancy and equipment	231	167	626	454
Advertising	129	84	371	266
Professional fees	48	34	159	103
Data processing	101	74	295	217
Supplies	31	30	129	88
Other	202	161	574	515

Total noninterest expenses	1,521	1,159	4,429	3,269

Earnings before income taxes	303	425	758	1,061
Income taxes	105	162	262	405

Net earnings	$198	263	496	656

Earnings per share:
Basic	$.10	.14	.26	.49

Diluted	$.10	.14	.25	.48

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2006 and 2005

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2004	819,120	$8	7,927	(503)	(12)	7,420

Proceeds from sale of common stock (net of offering costs of $641) (unaudited)	960,000	10	11,829	—	—	11,839

Comprehensive income:
Net earnings for the nine months ended September 30, 2005 (unaudited)	—	—	—	656	—	656
Net change in unrealized loss on securities available for sale, net of tax benefit of $14 (unaudited)	—	—	—	—	(27)	(27)

Comprehensive income (unaudited)						629

Proceeds from exercise of common stock options (unaudited)	11,468	—	116	—	—	116
Tax benefit from common stock options exercised (unaudited)	—	—	11	—	—	11

Balance at September 30, 2005 (unaudited)	1,790,588	18	19,883	153	(39)	20,015

Balance at December 31, 2005	1,810,588	$18	20,136	262	(75)	20,341

Comprehensive income:
Net earnings for the nine months ended September 30, 2006 (unaudited)	—	—	—	496	—	496
Net change in unrealized loss on securities available for sale, net of tax expense of $14 (unaudited)	—	—	—	—	22	22

Comprehensive income (unaudited)						518

5% stock dividend, fractional shares paid in cash of $2 (unaudited)	90,602	1	1,524	(1,527)	—	(2)
Share-based compensation (unaudited)	—	—	6	—	—	6
Proceeds from exercise of common stock options (unaudited)	5,013	—	50	—	—	50
Tax benefit from common stock options exercised (unaudited)	—	—	11	—	—	11

Balance at September 30, 2006 (unaudited)	1,906,203	$19	21,727	(769)	(53)	20,924

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$496	656
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	209	205
Provision for loan losses	322	257
Amortization of loan costs, net	21	8
Net amortization of premiums and discounts on securities	7	(7)
Gain on sale of loans held for sale	—	(389)
Proceeds from sale of loans held for sale	—	6,815
Origination of loans held for sale	—	(6,426)
Increase in accrued interest receivable	(192)	(183)
(Increase) decrease in other assets	(475)	133
Increase (decrease) in official checks and other liabilities	826	(519)
Income from bank-owned life insurance	(72)	—
Share-based compensation	6	—

Net cash provided by operating activities	1,148	550

Cash flows from investing activities:
Maturities of securities available for sale	2,000	3,500
Maturity of security held to maturity	500	—
Purchase of securities available for sale	—	(3,000)
Principal payments on securities available for sale	240	395
Principal payments on securities held to maturity	7	18
Net increase in loans	(23,732)	(24,143)
Sale (purchase) of Federal Home Loan Bank stock	47	(53)
Purchase of premises and equipment	(304)	(256)
Purchase of bank-owned life insurance	(250)	—

Net cash used in investing activities	(21,492)	(23,539)

Cash flows from financing activities:
Net increase in deposits	28,044	22,928
(Decrease) increase of Federal Home Loan Bank advances	(2,500)	100
Net proceeds from the issuance of common stock	—	11,839
Proceeds from the exercise of common stock options	50	116
Tax benefit associated with exercise of common stock options	11	—
Fractional shares of stock dividend paid in cash	(2)	—

Net cash provided by financing activities	25,603	34,983

Net increase in cash and cash equivalents	5,259	11,994
Cash and cash equivalents at beginning of period	12,366	9,759

Cash and cash equivalents at end of period	$17,625	21,753

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,696	1,231

Income taxes	$229	170

Noncash transactions:

Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$22	(27)

Common stock dividend	$1,525	—

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2006, and the results of operations for the three and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine month periods ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

(2) Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$1,565	1,255	1,383	1,097
Provision for loan losses	145	95	322	257
Charge-offs, net	(5)	(2)	—	(6)

Balance at end of period	$1,705	1,348	1,705	1,348

There were no impaired loans identified for the three months or nine months ended September 30, 2006 or the three months ended September 30, 2005. The average net investment in impaired loans and interest income recognized and received on impaired loans for the nine months ended September 30, 2005 was as follows (in thousands):

Average net investment in impaired loans	$113

Interest income recognized on impaired loans	$49

Interest income received on impaired loans	$49

The Bank had no loans held for sale at September 30, 2006 or December 31, 2005.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2) Loan Impairment and Credit Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At September 30, 2006	At December 31, 2005
Nonaccrual loans	$277	—
Past due ninety days or more, but still accruing	—	—

	$277	—

(3) Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2006 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Percentage of the Bank	Regulatory Requirement
Tier I capital to total average assets	8.59%	4.00%
Tier I capital to risk-weighted assets	9.99%	4.00%
Total capital to risk-weighted assets	11.16%	8.00%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	1,906,203	1,878,962	1,903,687	1,339,208
Effect of dilutive stock options	32,122	32,223	60,975	15,924

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	1,938,325	1,911,185	1,964,662	1,355,132

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5) Share-Based Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, only 7,406 (adjusted) stock options were not fully vested and no stock options were granted during the nine months ended September 30, 2006.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the total fair value of shares vested and recognized as compensation expense was $6,000 for the nine months ended September 30, 2006. As of September 30, 2006, the Company had 7,406 (adjusted) stock options not fully vested and there was $18,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis through December 31, 2008.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5) Share-Based Compensation, Continued. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods. All per share amounts reflect the 5% stock dividend declared on April 26, 2006 and paid on May 17, 2006 (in thousands, except per share data).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings as reported	$263	656
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(3)	(11)

Proforma net earnings	$260	645

Earnings per share:
As reported	$.14	.49

Proforma	$.14	.48

Diluted earnings per share:
As reported	$.14	.48

Proforma	$.14	.48

The Company established a Stock Option Plan in 1998 for directors, officers and employees of the Company. The Plan as amended provides for 127,027 shares (adjusted) of common stock to be available for grant. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options expire ten years from the date of grant. At September 30, 2006, 105 shares (adjusted) remain available for grant and all issued options are exercisable. All per share amounts reflect the 5% stock dividend declared on April 26, 2006 and paid on May 17, 2006. A summary of stock option information follows ($ in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	95,547	$10.66
Options exercised	(5,013)	(9.97)
Options forfeited	(105)	(9.52)

Options outstanding and exercisable at September 30, 2006	90,429	$10.70	4.80 years	$525

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5) Share-Based Compensation, Continued. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $38,000 and the related tax benefit recognized was $11,000. No options were exercised during the three months ended September 30, 2006.

In 2005, the Company established a new option plan for directors, officers and employees of the Company. The Plan provides for 151,200 shares (adjusted) of common stock to be available for grant. The exercise price of the stock options is the fair market value of the common stock on the date of grant. The Plan allows for various vesting periods. All options granted in 2005 were vested immediately except for 7,406 (adjusted) options which vest 33.3% in the second and third year, respectively, after grant and are fully exercisable during the fourth year after grant. The options expire ten years from the date of grant. At September 30, 2006, 67,781 shares (adjusted) remain available for grant. All per share amounts reflect the 5% stock dividend declared on April 26, 2006 and paid on May 17, 2006. A summary of stock option information follows ($ in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	84,994	$16.19
Options forfeited	(1,575)	16.19

Options outstanding at September 30, 2006	83,419	$16.19	9.17 years	$26

Options exercisable at September 30, 2006	76,013	$16.19	9.17 years	$24

No stock options were granted during the nine months ended September 30, 2006 or 2005.

(6) Commitments. The Company has entered into a seven-year lease for an Operations Center located in Jensen Beach, Florida, which is anticipated to open in early 2007. A fifty-year ground lease has also been signed on property located at the northwest corner of Savage Boulevard and Gatlin Boulevard in Port St. Lucie, Florida for a future branch location.

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2006, and for the three- and nine-month periods ended September 30, 2006 and 2005 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2006 and 2005 and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

November 2, 2006

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

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2006 were from net deposit inflows of approximately $28.0 million. Cash was used primarily for net loan originations of approximately $23.7 million and the purchase of federal funds sold of approximately $4.0 million. At September 30, 2006, the Company had time deposits of $60.8 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005	Nine Months Ended September 30, 2005
Average equity as a percentage of average assets	14.63%	11.85%	10.80%
Equity to total assets at end of period	13.56%	15.98%	15.43%
Return on average assets (1)	.47%	.64%	.78%
Return on average equity (1)	3.21%	5.42%	7.20%
Noninterest expenses to average assets (1)	4.20%	3.89%	3.87%
Nonperforming loans to total assets at end of period	.18%	—%	.04%

(1)	Annualized for the nine months ended September 30, 2006 and 2005.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2006, follows (in thousands):

Contract Amount
Unfunded loan commitments	$10,474

Available lines of credit	$24,637

Standby letters of credit	$146

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

	Three Months Ended September 30
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$116,439	2,532	8.70%	$100,117	1,742	6.96%
Securities	10,210	101	3.96	10,572	96	3.63
Other (1)	10,390	130	5.00	10,552	85	3.22

Total interest-earning assets	137,039	2,763	8.06	121,241	1,923	6.34

Noninterest-earning assets	8,515			6,229

Total assets	$145,554			$127,470

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	37,937	306	3.23	35,695	180	2.02
Time deposits	63,192	717	4.54	34,968	276	3.16
Borrowings	399	—	—	2,600	23	3.54

Total interest-bearing liabilities	101,528	1,023	4.03	73,263	479	2.62

Demand deposits	21,303			32,883
Noninterest-bearing liabilities	1,899			1,374
Stockholders’ equity	20,824			19,950

Total liabilities and stockholders’ equity	$145,554			$127,470

Net interest income		$1,740			$1,444

Interest-rate spread (2)			4.03%			3.72%

Net interest margin (3)			5.08%			4.76%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.35			1.65

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-bearing deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$109,399	6,887	8.39%	$86,328	4,609	7.12%
Securities	11,021	320	3.87	9,951	246	3.30
Other (1)	11,813	410	4.63	10,799	221	2.73

Total interest-earning assets	132,233	7,617	7.68	107,078	5,076	6.32

Noninterest-earning assets	8,712			5,537

Total assets	$140,945			$112,615

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	37,306	781	2.79	35,235	477	1.81
Time deposits	58,212	1,876	4.30	33,612	740	2.94
Borrowings	1,866	64	4.57	2,536	59	3.10

Total interest-bearing liabilities	97,384	2,721	3.73	71,383	1,276	2.38

Demand deposits	21,064			27,816
Noninterest-bearing liabilities	1,883			1,257
Stockholders’ equity	20,614			12,159

Total liabilities and stockholders’ equity	$140,945			$112,615

Net interest income		$4,896			$3,800

Interest-rate spread (2)			3.95%			3.94%

Net interest margin (3)			4.94%			4.73%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.36			1.50

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-bearing deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005

General. Net earnings for the three months ended September 30, 2006, were $198,000 or $.10 per basic and diluted share compared to net earnings of $263,000 or $.14 per basic and diluted share for the period ended September 30, 2005. This decrease in the Company’s net earnings was primarily due to increases in interest expense and noninterest expense which were partially offset by an increase in interest income.

Interest Income. Interest income increased to $2.8 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005. Interest income on loans increased to $2.5 million due to an increase in the average loan portfolio balance for the three months ended September 30, 2006, and an increase in the average yield earned in 2006. Interest on securities increased to $101,000 due to an increase in the average yield earned during the three months ended September 30, 2006.

Interest Expense. Interest expense increased to $1 million for the three months ended September 30, 2006, from $479,000 for the three months ended September 30, 2005. Interest expense increased due to an increase in the average rate paid on deposits during 2006 and an increase in the average balance of deposits during 2006.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended September 30, 2006, was $145,000 compared to $95,000 for the same period in 2005. Management believes the balance in the allowance for loan losses of $1.7 million at September 30, 2006, is adequate.

Noninterest Income. Total noninterest income decreased to $229,000 for the three months ended September 30, 2006, from $235,000 for the three months ended September 30, 2005, primarily as a result of the decrease in gains recognized on the sale of loans held for sale, partially offset by an increase in service charges and other fees on deposit accounts and an increase in loan brokerage fees.

Noninterest Expenses. Total noninterest expenses increased to $1.5 million for the three months ended September 30, 2006 from $1.2 million for the three months ended September 30, 2005, primarily due to an increase in employee compensation and benefits of $170,000, an increase in occupancy and equipment of $64,000, and increase in other expenses of $128,000, all due to the continued growth of the Company.

Income Taxes. Income taxes for the three months ended September 30, 2006, were $105,000 (an effective rate of 34.7%) compared to $162,000 (an effective rate of 38.1%) for the three months ended September 30, 2005.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005

General. Net earnings for the nine months ended September 30, 2006, were $496,000 or $.26 per basic and $.25 per diluted share compared to net earnings of $656,000 or $.49 per basic and $.48 per diluted share for the period ended September 30, 2005. This decrease in the Company’s net earnings was primarily due to an increase in interest expense and noninterest expense, which was partially offset by an increase in interest income.

Interest Income. Interest income increased to $7.6 million for the nine months ended September 30, 2006 from $5.1 million for the nine months ended September 30, 2005. Interest income on loans increased to $6.9 million due primarily to an increase in the average loan portfolio balance for the nine months ended September 30, 2006, and an increase in the average yield earned in 2006. Interest on securities increased to $320,000 due primarily to an increase in the average balance in the securities portfolio in 2006 and an increase in the average yield earned during the nine months ended September 30, 2006.

Interest Expense. Interest expense increased to $2.7 million for the nine months ended September 30, 2006, from $1.3 million for the nine months ended September 30, 2005. Interest expense increased due to an increase in the average balance of deposits during 2006 and an increase in the average rate paid on deposits in 2006.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the nine months ended September 30, 2006, was $322,000 compared to $257,000 for the same period in 2005. Management believes the balance in the allowance for loan losses of $1.7 million at September 30, 2006, is adequate.

Noninterest Income. Total noninterest income decreased to $613,000 for the nine months ended September 30, 2006, from $787,000 for the nine months ended September 30, 2005, primarily as a result of a decrease in gains recognized on sale of loans held for sale partially offset by an increase in service charges and fees on deposit accounts.

Noninterest Expenses. Total noninterest expenses increased to $4.4 million for the nine months ended September 30, 2006 from $3.3 million for the nine months ended September 30, 2005, primarily due to an increase in employee compensation and benefits of $649,000, an increase in occupancy and equipment of $172,000, and an increase in other expenses of $339,000, all due to the continued growth of the Company.

Income Taxes. Income taxes for the nine months ended September 30, 2006, was $262,000 (an effective rate of 34.6%) compared to $405,000 (an effective rate of 38.2%) for the nine months ended September 30, 2005.

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

FPB BANCORP, INC.
(Registrant)

Date: November 6, 2006	By:	/s/ David W. Skiles
David W. Skiles, President and Chief
Executive Officer

Date: November 6, 2006	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Senior Vice President and
Chief Financial Officer