Form 10KSB
period 2006-12-31
FPB BANCORP INC
filed 2007-03-15
CIK 1162245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant ot Section 13 or 15(d) of the Act.     ☐  Yes    ☒  No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year: $11,450,000,

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of February 28, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $27,315,529.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of February 28, 2007, the Issuer had 1,906,203 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders and the 2006 Annual Report, filed electronically with the Securities and Exchange Commission on March 9, 2007 are incorporated in Part III of this Form 10-KSB by reference.

Transitional Small Business Disclosure Format (Check one):     Yes  ☐    No  ☒

FPB BANCORP, INC.

2006 Form 10-KSB Annual Report

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

FPB Bancorp, Inc.

FPB was incorporated on September 5, 2001. On December 3, 2001, we acquired all of the issued and outstanding stock of First Peoples Bank in a one-for-one share exchange. As of December 31, 2006, we had total consolidated assets of $153.4 million, and total consolidated stockholders’ equity of $21.1 million.

First Peoples Bank

The Bank commenced banking operations in Port St. Lucie, Florida, on April 26, 1999, as a state-chartered commercial bank. Our customers are primarily individuals, professionals, small and medium size businesses, and seasonal retirees located predominantly in St. Lucie County and Martin County, Florida. We currently have four retail full-service banking offices located in Port St. Lucie, Stuart, Fort Pierce, and Vero Beach, Florida. Our Stuart branch office opened for business in December 2003 and our Fort Pierce branch office opened for business in June 2004. Our Vero Beach branch office opened in March 2006. The Bank also anticipates opening an Operations Center in the first quarter of 2007, and a fourth branch on Gatlin Boulevard in Port St. Lucie, Florida, to open in early 2008. Our primary business is attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans and to purchase securities.

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

In 2005, we also opened a loan production office in Vero Beach, Florida. In March 2006, we opened a full-service branch office at 4000 20th Street, Vero Beach, Florida, in a former bank branch building.

We have established a courier program which consists of six persons. This program currently enables us to service commercial deposit and loan customers in Martin, St. Lucie and Indian River Counties who are not in close proximity to the Bank. This has proven to be a great convenience to our customers, especially the small business owners.

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

Residential Loans. In order to be a full service bank, we engage in residential lending activities which include the origination of residential mortgage loans. Our strategy is to sell, to the extent practical, all of our fixed-rate and adjustable-rate residential mortgage loan originations. The sale of mortgage loans in the secondary market provides additional non-interest income, including mortgage loan origination fees and gains on the sale of mortgage loans. Typically none of these loans are held in our portfolio.

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

Competition

Competition for deposits and loans is intense among financial institutions in Florida and particularly in areas of high population concentrations such as St. Lucie, Martin and Indian River Counties. Our competitors include institutions such as Riverside National Bank of Florida, Bank of America, SunTrust, Wachovia Bank, First National Bank and Trust of the Treasure Coast, Gulfstream Business Bank, Indian River National Bank, other commercial banks, savings banks, and credit unions. Additional competition for deposits comes from government securities, money-market funds, mutual fund and securities brokerage firms. Many of these competitors have substantially greater resources, higher lending limits, larger branch networks and are able to offer a broader range of products and services than we are able to offer.

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

Loan Activities

General. Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2006, the net loan portfolio totaled $130.1 million, or 85% of total assets.

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

General Loan Policies. Loans are approved at various management levels up to and including the board of directors, depending on the amount of the loan. Loan approvals are made in accordance with delegated authority approved by the board of directors. Generally loans less than $150,000 are approved by certain authorized officers. The President has individual loan authority up to $250,000. Loans up to $500,000 are approved by an officer’s loan committee, and loans between $500,000 and $1,000,000 are approved by a directors’ loan committee. All loans over $1,000,000 require approval by the board of directors.

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

The maximum amount which we could have loaned to one borrower and the borrower’s related entities as of December 31, 2006, was approximately $3.15 million on a secured basis. Our largest loan to a single borrower is a $2.5 million loan to a Florida limited liability company, secured by a first mortgage on 40 acres of vacant land. The loan is current.

Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in St. Lucie, Martin and Indian River Counties. These types of loans amounted to $56 million or 42% of the total loan portfolio as of December 31, 2006. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years.

Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 80%. Loans secured by this type of collateral will continue to be a part of our future loan program. Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. At December 31, 2006, the largest commercial and multi-family real estate loan was approximately $1.5 million secured by first mortgage on a marina consisting of two retail stores, 16 residential units and boat slips. The loan is current.

Commercial Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2006, the largest commercial loan not secured by real estate was $1.8 million secured by corporate stock. While we have made Small Business Administration loans, we generally will underwrite commercial loans for our own portfolio utilizing other sources of collateral and a maximum of 80% loan to value. The majority of our commercial loans are adjustable-rate loans with adjustment periods ranging from daily to 5 years. As of December 31, 2006 we had $50.5 million in commercial loans, which was 38% of the total loan portfolio.

Residential Loans. We currently originate fixed-rate residential mortgage loans and adjustable-rate mortgage loans for terms of up to 30 years. As of December 31, 2006, $315,000 or less than 0.25% of our total loan portfolio consisted of one-to-four family residential real estate loans. As of such date, all of these loans were adjustable-rate mortgage loans.

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

Consumer Loans. We make various types of consumer loans, the majority of which are home equity loans, but which also include automobile and boat loans. Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to our customers and because the shorter term and normally higher interest rates on such loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of consumer loans generally range from one to five years and are typically at a fixed rate of interest. Underwriting standards for consumer loans include an assessment of the applicant’s repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Our belief is that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and, therefore, we intend to continue to increase our investment in these types of loans. As of December 31, 2006, consumer loans amounted to $19.6 million, or 15% of the total loan portfolio.

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

Loan fees typically are charged at the time of loan origination and may be a flat fee or a percentage of the amount of the loan. Current accounting standards state that the total amount of such fees cannot typically be recognized as income immediately, rather a portion of the fees are deferred and taken into income over the contractual life of the loan, using a level yield method. If loans are prepaid or refinanced, all remaining deferred fees with respect to such loans are taken into income at that time.

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

At December 31, 2006, we had $344,000 of non-accruing loans which were contractually past due 90 days or more, and no troubled debt restructuring. We have never had any real estate owned.

Asset Classification

Commercial banks are required to review and when appropriate classify their assets on a regular basis. The FDIC and state banking examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowance for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored. At December 31, 2006, we did not have a material amount of loans classified as substandard, doubtful, or loss.

Provision for Losses on Loans

The provision for loan losses is established through a provision for loan losses charged against income. Loans are charged against the provision when we believe that the collectibility of the principal is unlikely or when an actual loss is incurred. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. While we use the best information available to us to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions. At December 31, 2006, our total allowance for loan losses was approximately $1.8 million representing 1.36% of total loans.

Personnel

As of December 31, 2006, we had 64 full-time employees and 7 part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees to be good.

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

Capital Adequacy Requirements

Banks are subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Until a bank and its holding company’s assets reach $500 million, the capital adequacy guidelines issued by the Federal Reserve are applied to bank holding companies on a non- consolidated basis, unless the bank holding company is engaged in non-bank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. The Department’s and the FDIC’s risk-based capital guidelines apply directly to insured state banks, regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

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

The United States Treasury Department also has created the Treasury USA PATRIOT Act Task Force to work with other financial regulators, the regulated community, law enforcement and consumers to continually improve the regulations. Recently, enforcement of the USA PATRIOT Act, the Bank Secrecy Act and other anti-money laundering laws and regulations has greatly increased from both State and Federal regulators.

ITEM 2.	DESCRIPTION OF PROPERTY

Our main office is owned and is located at 1301 SE Port St. Lucie Boulevard, Port St. Lucie, Florida 34952. It was purchased in 2002 for approximately $1.1 million. We purchased land in 2001 and built a two-story, 9,600 square foot branch building located at 2500 Virginia Avenue, Fort Pierce, Florida. The entire first floor and 649 square feet of the second floor are occupied by the Bank, and it opened for business in June of 2004. The remaining 4,376 square feet on the second floor is leased to a third party. We also presently lease our Stuart branch and Vero Beach branch. The Bank’s Operations Center, located in Jensen Beach, Florida, set to open in early 2007, will also be leased.

ITEM 3.	LEGAL PROCEEDINGS

There are no material proceedings to which FPB or the Bank is a party or to which any of our properties are subject which are not in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our shareholders voted on no matters during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 28, 2007, we had approximately 1,500 shareholders. On July 21, 2005, FPB became listed on the Nasdaq Capital Market under the symbol “FPBI.” Prior to that, there was no public market for the stock. The table below shows the high, low and closing bid prices on the NASDAQ SmallCap Market for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

Calendar Quarter Ended	High	Low	Closing
September 30, 2005	$19.03	$15.24	$16.10
December 31, 2005	$16.67	$15.24	$16.67
March 31, 2006	$18.08	$16.33	$16.62
June 30, 2006	$18.69	$15.58	$16.00
September 30, 2006	$18.30	$16.00	$16.50
December 31, 2006	$18.20	$16.20	$17.50

In 2005, FPB paid a $0.07 cash dividend per share. On May 17, 2006, FPB paid a 5% stock dividend.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 2 of the 2006 Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained at pages 3 through 18 of the 2006 Annual Report. The 2006 Annual Report is attached hereto as Exhibit 13.

ITEM 7.	FINANCIAL STATEMENTS

FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 2 of the 2006 Annual Report and the section entitled “Consolidated Financial Statements” contained at pages 19 through 47 of the 2006 Annual Report. The 2006 Annual Report is attached hereto as Exhibit 13.

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

FPB experienced no events during the fourth quarter of 2006, which were required to be reported on Form 8-K which were not so reported.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information appearing under the headings “Election of Directors” of the definitive Proxy Statement and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” of the definitive Proxy Statement relating to the annual meeting of shareholders, scheduled to be held on April 25, 2007, is incorporated herein by reference. None of the officers and directors named in those sections have been involved in any material legal proceedings. We have adopted a code of ethics that applies to our executive officers, a copy of which was been filed with our 2005 Form 10-KSB as Exhibit 14. Persons who would like a copy of such code of ethics may receive one without charge upon request made to Nancy E. Aumack, Chief Financial Officer, FPB Bancorp, Inc., 1792 NE Jensen Beach Blvd., Jensen Beach, Florida 34957.

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

Exhibit No.	Description of Exhibit
(a)3.1	Articles of Incorporation

(a)3.2	Bylaws

(a)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value

(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999

(a)4.4	Non-Qualified Stock Option Agreement

(b)4.5	Amendment to First Peoples Bank Stock Option Plan

(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999

(a)10.2	Employment Agreement for David W. Skiles

(c)10.3	Change in Control Agreement for Nancy E. Aumack

(c)10.4	Change in Control Agreement for Stephen J. Krumfolz

(c)10.5	Change in Control Agreement for Marge Riley

13	2006 Annual Report

(c)14	Code of Ethics

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Item 14.	Principal Accountant Fees and Services.

FPB hereby incorporates the section entitled “Ratification Of The Appointment Of Auditors For Fiscal Year Ending December 31, 2006” contained in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPB BANCORP, INC.

Date: March 13, 2007	By:	/s/ David W. Skiles
David W. Skiles
Principal Executive Officer, President and Director

Date: March 13, 2007	By:	/s/ Nancy E. Aumack
Nancy E. Aumack
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Baker, Sr.	Vice Chairman of the Board	March 13, 2007
John R. Baker, Sr.

/s/ Gary A. Berger	Chairman of the Board	March 13, 2007
Gary A. Berger

	Director	March , 2007
Donald J. Cuozzo

/s/ Ann L. Decker	Corporate Secretary and	March 13, 2007
Ann L. Decker	Director

/s/ Paul J. Miret	Director	March 13, 2007
Paul J. Miret

	Director	March , 2007
Robert L. Schweiger

	Director	March , 2007
Robert L. Seeley

/s/ David W. Skiles	Chief Executive Officer	March 13, 2007
David W. Skiles	President and Director

/s/ Paul A. Zinter	Director	March 13, 2007
Paul A. Zinter