Form 10KSB/A
period 2006-12-31
FPB BANCORP INC
filed 2007-04-13
CIK 1162245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Amendment No. 1

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

Transitional Small Business Disclosure Format (Check one):     Yes  ☐    No  ☒

FPB BANCORP, INC.

2006 Form 10-KSB Annual Report

Explanatory Note: This amendment has been filed to correct an erroneus date in Exhibit 32.2.

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

Exhibit No.	Description of Exhibit
(a)3.1	Articles of Incorporation

(a)3.2	Bylaws

(a)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value

(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999

(a)4.4	Non-Qualified Stock Option Agreement

(b)4.5	Amendment to First Peoples Bank Stock Option Plan

(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999

(a)10.2	Employment Agreement for David W. Skiles

(c)10.3	Change in Control Agreement for Nancy E. Aumack

(c)10.4	Change in Control Agreement for Stephen J. Krumfolz

(c)10.5	Change in Control Agreement for Marge Riley

13	2006 Annual Report (Incorporated by reference from FPB Bancorp, Inc’s Form 10-K)

(c)14	Code of Ethics

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Item 14.	Principal Accountant Fees and Services.

FPB hereby incorporates the section entitled “Ratification Of The Appointment Of Auditors For Fiscal Year Ending December 31, 2006” contained in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPB BANCORP, INC.

Date: April 5, 2007	By:	/s/ David W. Skiles
David W. Skiles
Principal Executive Officer, President and Director

Date: April 5, 2007	By:	/s/ Nancy E. Aumack
Nancy E. Aumack
Principal Financial Officer