Form 10QSB
period 2007-03-31
FPB BANCORP INC
filed 2007-05-08
CIK 1162245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

(772) 225-5930

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	1,906,203 shares
(class)	Outstanding at April 25, 2007

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

FPB BANCORP, INC. AND SUBSIDIARY

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets

Cash and due from banks	$3,472	1,734
Federal funds sold	11,953	3,499
Interest-bearing deposits with banks	189	189

Total cash and cash equivalents	15,614	5,422

Securities available for sale	6,404	6,444
Securities held to maturity (market value of $505 and $2,499)	508	2,509
Loans, net of allowance for loan losses of $1,837 and $1,801	134,197	130,133
Premises and equipment, net	4,721	4,278
Federal Home Loan Bank stock, at cost	280	259
Accrued interest receivable	904	828
Bank-owned life insurance	2,600	2,573
Other assets	1,254	993

Total assets	$166,482	153,439

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	24,641	20,125
Savings, NOW and money-market deposits	33,778	35,486
Time deposits	85,119	74,608

Total deposits	143,538	130,219
Official checks	1,017	1,241
Federal Home Loan Bank advance	100	100
Other liabilities	654	816

Total liabilities	145,309	132,376

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,906,203 shares issued and outstanding	19	19
Additional paid-in capital	21,738	21,729
Accumulated deficit	(548)	(634)
Accumulated other comprehensive loss	(36)	(51)

Total stockholders’ equity	21,173	21,063

Total liabilities and stockholders’ equity	$166,482	153,439

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Interest income:
Loans	$2,807	2,085
Securities	84	110
Other	77	113

Total interest income	2,968	2,308

Interest expense:
Deposits	1,269	733
Federal Home Loan Bank advance	1	29

Total interest expense	1,270	762

Net interest income	1,698	1,546
Provision for loan losses	95	107

Net interest income after provision for loan losses	1,603	1,439

Noninterest income:
Service charges and fees on deposit accounts	118	104
Loan brokerage fees	76	46
Gain on sale of loans held for sale	63	—
Income from bank-owned life insurance	27	24
Other fees	6	2

Total noninterest income	290	176

Noninterest expenses:
Salaries and employee benefits	918	713
Occupancy and equipment	268	180
Advertising	149	109
Professional fees	40	65
Data processing	110	89
Supplies	41	44
Other	235	180

Total noninterest expenses	1,761	1,380

Earnings before income taxes	132	235
Income taxes	46	79

Net earnings	$86	156

Earnings per share:
Basic	$.05	.08

Diluted	$.04	.08

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2007 and 2006

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	1,810,588	$18	20,136	262	(75)	20,341

Comprehensive income:
Net earnings for the three months ended March 31, 2006 (unaudited)	—	—	—	156	—	156
Net change in unrealized loss on securities available for sale, net of tax benefit of $3 (unaudited)	—	—	—	—	(4)	(4)

Comprehensive income (unaudited)						152

Balance at March 31, 2006 (unaudited)	1,810,588	$18	20,136	418	(79)	20,493

Balance at December 31, 2006	1,906,203	19	21,729	(634)	(51)	21,063

Comprehensive income:
Net earnings for the three months ended March 31, 2007 (unaudited)	—	—	—	86	—	86
Net change in unrealized loss on securities available for sale, net of tax of $10 (unaudited)	—	—	—	—	15	15

Comprehensive income (unaudited)						101
Share-based compensation (unaudited)	—	—	9	—	—	9

Balance at March 31, 2007 (unaudited)	1,906,203	$19	21,738	(548)	(36)	21,173

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$86	156
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	81	64
Provision for loan losses	95	107
Amortization of loan (fees) costs, net	(16)	32
Net amortization of premiums and discounts on securities	2	(4)
Gain on sale of loans held for sale	(63)	—
Proceeds from sale of loans held for sale	1,593	—
Originations of loans held for sale	(1,530)	—
Increase in accrued interest receivable	(76)	(51)
Increase in other assets	(271)	(115)
(Decrease) increase in official checks and other liabilities	(386)	39
Income from bank-owned life insurance	(27)	(24)
Share-based compensation	9	—

Net cash (used in) provided by operating activities	(503)	204

Cash flows from investing activities:
Maturities of securities available for sale	—	1,000
Principal payments on securities available for sale	63	86
Purchase of securities available for sale	—	(239)
Maturities of securities held to maturity	2,000	—
Principal payments on securities held to maturity	1	4
Net increase in loans	(4,143)	(8,809)
Purchase of premises and equipment	(524)	(9)
Purchase of bank owned life insurance	—	(250)
Purchase of Federal Home Loan Bank stock	(21)	(65)

Net cash used in investing activities	(2,624)	(8,282)

Cash flows from financing activity-
Net increase in deposits	13,319	9,385

Net increase in cash and cash equivalents	10,192	1,307
Cash and cash equivalents at beginning of period	5,422	12,366

Cash and cash equivalents at end of period	$15,614	13,673

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,257	712

Income taxes	$86	60

Noncash transaction-
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of taxes	$15	(4)

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. FPB Bancorp, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its four banking offices located in Port St. Lucie, Fort Pierce, Stuart and Vero Beach, Florida. A fifth office is anticipated to open in early 2008 on Gatlin Boulevard in Port St. Lucie, Florida. In addition, an 11,000 square foot Operations Center in Jensen Beach, Florida, opened in March, 2007.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2007, and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. There were no impaired loans identified for the three months ended March 31, 2006. Information about impaired loans, all of which are collateral dependent, for the three months ended March 31, 2007 is as follows (in thousands):

At March 31, 2007
Loans identified as impaired:
Gross loans with no related allowance for losses	$—
Gross loans with related allowance for loan losses recorded	311

Less: Allowance on these loans	28

Net investment in impaired loans	$283

For the Three Months Ended March 31, 2007
Average investment in impaired loans	$327

Interest income recognized on impaired loans	$—

Interest income received on impaired loans	$—

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$1,801	1,383
Provision for loan losses	95	107
(Charge-offs), net of recoveries	(59)	(3)

Balance at end of period	$1,837	1,487

Nonaccrual and past due loans were as follows (in thousands):

	At March 31, 2007	At December 31, 2006
Nonaccrual loans	$311	344
Past due ninety days or more, but still accruing	—	—

	$311	344

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2007 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Percentage of the Bank	Regulatory Requirement
Tier I capital to total average assets	8.14%	4.00%
Tier I capital to risk-weighted assets	9.72%	4.00%
Total capital to risk-weighted assets	10.97%	8.00%

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. All per share amounts reflect the 5% stock dividend paid in May, 2006. Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2007	2006
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	1,906,203	1,901,117

Effect of dilutive stock options	33,987	27,555

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	1,940,190	1,928,672

(5)	Share-Based Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). 16,158 stock options were granted during the three months ended March 31, 2007. No stock options were granted in 2006.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Share-Based Compensation, Continued. The Company established a Stock Option Plan in 1998 for directors, officers and employees of the Company. The Plan as amended provides for 127,027 shares (adjusted) of common stock to be available for grant. The exercise price of the stock options is the greater of $10 or the fair market value of the common stock on the date of grant. The options expire ten years from the date of grant. At March 31, 2007, 105 shares (adjusted) remain available for grant. As of December 31, 2005, all issued options were exercisable and no stock options were granted in 2006 or 2007, therefore, no share-based compensation was recognized in 2006 or 2007. A summary of stock option information follows ($ in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding and exercisable at December 31, 2006 and March 31, 2007	90,429	$10.70	4.05 years	$570

No options were granted or exercised during the three months ended March 31, 2007 or 2006.

In 2005, the Company established a new option plan for directors, officers and employees of the Company. The Plan provides for 151,200 shares (adjusted) of common stock to be available for grant. The exercise price of the stock options is the fair market value of the common stock on the date of grant. The Plan allows for various vesting periods. All options granted in 2005 were vested immediately except for 7,406 (adjusted) options which vest 33.3% in the second and third year, respectively, after grant and are fully exercisable during the fourth year after grant. The options expire ten years from the date of grant. At March 31, 2007, 53,198 shares (adjusted) remain available for grant. A summary of stock option information follows ($ in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	83,419	$16.19
Options forfeited	(1,575)	16.19
Options granted	16,158	17.50

Options outstanding at March 31, 2007	98,002	$16.41	8.42 years	$58

Options exercisable at March 31, 2007	78,840	$16.41	8.42 years	$47

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Share-Based Compensation, Continued. The fair value of each option granted for the three months ended March 31, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average risk-free interest rate	3.88%
Weighted-average dividend yield	—%
Weighted-average expected stock volatility	18.62%
Expected life in years	6 years
Per share weighted-average grant-date fair value of options issued during the period	$4.96

No stock options were exercised during the three months ended March 31, 2007 or 2006.

The Company has examined its historical pattern of option exercises in an effort to determine if there was any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission to determine the estimated life of options. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The dividend yield assumptions is based on the Company’s history and expectation of dividend payments.

The total fair value of shares vested and recognized as compensation expense was $9,000 and the tax benefit was $734 for the three months ended March 31, 2007. As of March 31, 2007, the Company had 19,162 (adjusted) stock options not fully vested and there was $73,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly over a weighted-average period of 2.3 years on a straight-line basis.

(6)	Commitments. A fifty-year ground lease has been signed on property located at the northwest corner of Savage Boulevard and Gatlin Boulevard in Port St. Lucie, Florida for a future branch location.

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of earnings, stockholders equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
April 30, 2007

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its four banking offices located in Port St. Lucie, Fort Pierce, Stuart and Vero Beach, Florida. A fifth office is anticipated to open in early 2008 on Gatlin Boulevard in Port St. Lucie, Florida. An 11,000 square foot Operations Center in Jensen Beach, Florida opened in March, 2007.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2007 were from net deposit inflows of approximately $13.3 million. Cash was used primarily for net loan originations of approximately $4.1 million and the purchase of federal funds sold of approximately $8.5 million. At March 31, 2007, the Company had time deposits of $72.8 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Three Months Ended March 31, 2006
Average equity as a percentage of average assets	13.48%	14.08%	15.27%
Equity to total assets at end of period	12.72%	13.73%	14.97%
Return on average assets (1)	.22%	.43%	.47%
Return on average equity (1)	1.63%	3.04%	3.05%
Noninterest expenses to average assets (1)	4.49%	4.12%	4.12%
Nonperforming loans to total assets at end of period	.19%	.22%	.13%

(1)	Annualized for the three months ended March 31, 2007 and 2006.

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, available lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, available lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2007, follows (in thousands):

Contract Amount
Commitments to extend credit	$12,115

Available lines of credit	$22,149

Standby letters of credit	$152

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

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$132,841	2,807	8.45%	$102,772	2,085	8.12%
Securities	7,728	84	4.35	11,614	110	3.79
Other (1)	6,174	77	4.99	10,718	113	4.22

Total interest-earning assets	146,743	2,968	8.09	125,104	2,308	7.38

Noninterest-earning assets	10,001			8,800

Total assets	$156,744			$133,904

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	33,335	271	3.25	37,225	227	2.44
Time deposits	77,207	998	5.17	50,977	506	3.97
Borrowings	100	1	4.00	2,600	29	4.46

Total interest-bearing liabilities	110,642	1,270	4.59	90,802	762	3.36

Demand deposits	20,994			20,575
Noninterest-bearing liabilities	3,975			2,081
Stockholders’ equity	21,133			20,446

Total liabilities and stockholders’ equity	$156,744			$133,904

Net interest income		$1,698			$1,546

Interest-rate spread (2)			3.50%			4.02%

Net interest margin (3)			4.63%			4.94%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.33			1.38

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-bearing deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006

General. Net earnings for the three months ended March 31, 2007, were $86,000 or $.05 per basic and $.04 per diluted share compared to net earnings of $156,000 or $.08 per basic and diluted share for the period ended March 31, 2006. This decrease in the Company’s net earnings was primarily due to an increase in interest expense and noninterest expense, partially offset by an increase in interest income and noninterest income.

Interest Income. Interest income increased to $3.0 million for the three months ended March 31, 2007 from $2.3 million for the three months ended March 31, 2006. Interest income on loans increased to $2.8 million due primarily to an increase in the average loan portfolio balance for the three months ended March 31, 2007, and an increase in the average yield earned in 2007. Interest on securities decreased to $84,000 due primarily to a decrease in the average balance during the three months ended March 31, 2007.

Interest Expense. Interest expense increased to $1.3 million for the three months ended March 31, 2007, from $762,000 for the three months ended March 31, 2006. Interest expense increased primarily due to an increase in the average balance of deposits and an increase in the average rate paid on deposits during 2007.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended March 31, 2007, was $95,000 compared to $107,000 for the same period in 2006. Management believes the balance in the allowance for loan losses of $1.8 million at March 31, 2007 is adequate.

Noninterest Income. Total noninterest income increased to $290,000 for the three months ended March 31, 2007, from $176,000 for the three months ended March 31, 2006 primarily as a result of an increase in gains on loans held for sale and loan brokerage fees.

Noninterest Expenses. Total noninterest expenses increased to $1.8 million for the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006, primarily due to an increase in employee compensation and benefits of $205,000, an increase in occupancy and equipment of $88,000 and an increase in advertising expense of $40,000 all due to the continued growth of the Company.

Income Taxes. The income tax provision for the three months ended March 31, 2007, was $46,000 (an effective rate of 34.8%) compared to an income tax provision of $79,000 (an effective rate of 33.6%) for the three months ended March 31, 2006.

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

FPB BANCORP, INC.
(Registrant)

Date: April 30, 2007	By:	/s/ David W. Skiles
David W. Skiles, President and
Chief Executive Officer

Date: April 30, 2007	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Senior Vice President and
Chief Financial Officer