Form 10QSB
period 2007-06-30
FPB BANCORP INC
filed 2007-08-01
CIK 1162245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

(class)	Outstanding at July 26, 2007
Common stock, par value $.01 per share	2,014,494 shares

Transitional Small Business Format (check one):    YES  ☐    NO  ☒

FPB BANCORP, INC. AND SUBSIDIARY

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and due from banks	$2,608	1,734
Federal funds sold	4,144	3,499
Interest-bearing deposits with banks	211	189

Total cash and cash equivalents	6,963	5,422

Securities available for sale	8,301	6,444
Securities held to maturity (market value of $6 and $2,499)	6	2,509
Loans, net of allowance for loan losses of $2,045 and $1,801	152,572	130,133
Premises and equipment, net	4,549	4,278
Federal Home Loan Bank stock, at cost	280	259
Accrued interest receivable	915	828
Bank-owned life insurance	2,628	2,573
Other assets	1,545	993

Total assets	$177,759	153,439

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	25,052	20,125
Savings, NOW and money-market deposits	34,530	35,486
Time deposits	95,448	74,608

Total deposits	155,030	130,219

Official checks	545	1,241
Federal Home Loan Bank advance	100	100
Other liabilities	742	816

Total liabilities	156,417	132,376

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 2,014,494 and 1,906,203 shares issued and outstanding	20	19
Additional paid-in capital	23,364	21,729
Accumulated deficit	(1,990)	(634)
Accumulated other comprehensive loss	(52)	(51)

Total stockholders' equity	21,342	21,063

Total liabilities and stockholders' equity	$177,759	153,439

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans	$3,084	2,270	5,891	4,355
Securities	84	109	168	219
Other	118	167	195	280

Total interest income	3,286	2,546	6,254	4,854

Interest expense:
Deposits	1,417	901	2,686	1,634
Federal Home Loan Bank advances	—	35	1	64

Total interest expense	1,417	936	2,687	1,698

Net interest income	1,869	1,610	3,567	3,156

Provision for loan losses	221	70	316	177

Net interest income after provision for loan losses	1,648	1,540	3,251	2,979

Noninterest income:
Service charges and fees on deposit accounts	118	106	236	214
Loan brokerage fees	64	60	140	106
Gain on sale of loans held for sale	50	—	113	—
Income from bank-owned life insurance	28	27	55	49
Other fees	8	13	14	15

Total noninterest income	268	206	558	384

Noninterest expenses:
Salaries and employee benefits	966	783	1,884	1,496
Occupancy and equipment	295	215	563	395
Advertising	162	133	311	242
Data processing	125	105	235	194
Supplies	40	54	81	98
Professional fees	30	46	70	111
Other	245	190	480	372

Total noninterest expenses	1,863	1,526	3,624	2,908

Earnings before income taxes	53	220	185	455
Income taxes	16	78	62	157

Net earnings	$37	142	123	298

Net earnings per share:
Basic	$.02	.07	.06	.15

Diluted	$.02	.07	.06	.14

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2007 and 2006

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit) Retained Earnings	(Accumulated Other Compre- hensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2005	1,810,588	$18	20,136	262	(75)	20,341
Comprehensive income:
Net earnings for the six months ended June 30, 2006 (unaudited)	—	—	—	298	—	298
Net change in unrealized loss on securities available for sale, net of tax of $19 (unaudited)	—	—	—	—	(31)	(31)

Comprehensive income (unaudited)						267

5% stock dividend, fractional shares paid in cash of $2 (unaudited)	90,602	1	1,524	(1,527)	—	(2)
Shared-based compensation (unaudited)	—	—	4	—	—	4
Proceeds from exercise of common stock options (unaudited)	5,013	—	50	—	—	50
Tax benefit from common stock options exercised (unaudited)	—	—	11	—	—	11

Balance at June 30, 2006 (unaudited)	1,906,203	$19	21,725	(967)	(106)	20,671

Balance at December 31, 2006	1,906,203	19	21,729	(634)	(51)	21,063

Comprehensive income:
Net earnings for the six months ended June 30, 2007 (unaudited)	—	—	—	123	—	123
Net change in unrealized loss on securities available for sale (unaudited)	—	—	—	—	(1)	(1)

Comprehensive income (unaudited)						122

5% stock dividend, fractional shares paid in cash of $6 (unaudited)	94,915	1	1,472	(1,479)	—	(6)
Shared-based compensation (unaudited)	—	—	17	—	—	17
Proceeds from exercise of common stock options (unaudited)	13,376	—	122	—	—	122
Tax benefit from common stock options exercised (unaudited)	—	—	24	—	—	24

Balance at June 30, 2007 (unaudited)	2,014,494	$20	23,364	(1,990)	(52)	21,342

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$123	298
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	177	135
Provision for loan losses	316	177
Amortization of loan (fees) costs, net	(77)	47
Net amortization of premiums and discounts on securities	3	5
Gain on sale of loans held for sale	(113)	—
Proceeds from sale of loans held for sale	2,654	—
Originations of loans held for sale	(2,541)	—
Increase in accrued interest receivable	(87)	(62)
Increase in other assets	(552)	(392)
(Decrease) increase in official checks and other liabilities	(770)	415
Income from bank-owned life insurance	(55)	(49)
Share-based compensation	17	4

Net cash (used in) provided by operating activities	(905)	578

Cash flows from investing activities:
Maturities of securities available for sale	—	1,000
Purchase of securities available for sale	(2,000)	—
Principal payments on securities available for sale	139	165
Maturities of securities held to maturity	2,500	—
Principal payments on securities held to maturity	3	5
Net increase in loans	(22,678)	(14,116)
Purchase of premises and equipment	(448)	(292)
Purchase of bank-owned life insurance	—	(250)
Purchase of Federal Home Loan Bank stock	(21)	(65)

Net cash used in investing activities	(22,505)	(13,553)

Cash flows from financing activities:
Net increase in deposits	24,811	21,905
Proceeds from the exercise of common stock options	122	50
Tax benefit associated with exercise of common stock options	24	11
Fractional shares of stock dividend paid in cash	(6)	(2)

Net cash provided by financing activities	24,951	21,964

Net increase in cash and cash equivalents	1,541	8,989

Cash and cash equivalents at beginning of period	5,422	12,366

Cash and cash equivalents at end of period	$6,963	21,355

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,692	1,696

Income taxes	$370	229

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$(1)	(31)

Common stock dividend	$1,473	1,525

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. FPB Bancorp, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and business customers through its four banking offices located in Port St. Lucie, Fort Pierce, Stuart and Vero Beach, Florida. A fifth office is anticipated to open in late 2007, on Martin Downs Boulevard in Palm City, Florida, and a sixth office is anticipated to open in early 2008 on Gatlin Boulevard in Port St. Lucie, Florida. In addition, an 11,000 square foot Operations Center in Jensen Beach, Florida, opened in March, 2007.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2007, and the results of operations for the three and six-month periods ended June 30, 2007 and 2006, and cash flows for the six month periods ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. There were no impaired loans identified for the three or six months ended June 30, 2006. Information about impaired loans, all of which are collateral dependent, at June 30, 2007 and for the three and six months ended June 30, 2007 is as follows (in thousands):

At June 30, 2007
Loans identified as impaired:
Gross loans with no related allowance for losses	$172
Gross loans with related allowance for loan losses recorded	483
Less: Allowance on these loans	(126)

Net investment in impaired loans	$529

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Average investment in impaired loans	$662	483

Interest income recognized on impaired loans	$17	17

Interest income received on impaired loans	$11	11

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$1,837	1,487	1,801	1,383
Provision for loan losses	221	70	316	177
(Charge-offs), net of recoveries	(13)	8	(72)	5

Balance at end of period	$2,045	1,565	2,045	1,565

Nonaccrual and past due loans were as follows (in thousands):

	At June 30, 2007	At December 31, 2006
Nonaccrual loans	$333	344
Past due ninety days or more, but still accruing	—	—

	$333	344

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2007 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Percentage of the Bank	Regulatory Requirement
Tier I capital to total average assets	8.72%	4.00%
Tier I capital to risk-weighted assets	10.10%	4.00%
Total capital to risk-weighted assets	11.35%	8.00%

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. All per share amounts reflect the 5% stock dividends paid on May 17, 2006 and June 15, 2007. Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	2,005,969	1,999,723	2,006,146	1,997,738
Effect of dilutive stock options	25,700	32,050	27,777	86,596

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	2,031,669	2,031,773	2,033,923	2,084,334

(5)	Share-Based Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). 16,966 stock options were granted during the six months ended June 30, 2007. No stock options were granted in 2006.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Share-Based Compensation, Continued. The Company established a Stock Option Plan in 1998 (“1998 Plan”) for directors, officers and employees of the Company. The 1998 Plan as amended provides for 131,535 shares (adjusted) of common stock to be available for grant. The exercise price of the stock options is the greater of $10 per share or the fair market value of the common stock on the date of grant. The options expire ten years from the date of grant. At June 30, 2007, 1,160 shares (adjusted) remain available for grant. As of December 31, 2005, all issued options were exercisable and no stock options were granted in 2006 or 2007, therefore, no share-based compensation was recognized in 2006 or 2007 from the 1998 Plan. All per share amounts reflect the 5% stock dividends paid on June 15, 2007 and May 17, 2006. A summary of stock option information follows ($ in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	94,932	$10.19
Options exercised	(13,376)	9.08
Options forfeited	(1,050)	15.42

Options outstanding and exercisable at June 30, 2007	80,506	$10.30	3.80 years	$439

The total intrinsic value of options exercised for the six months ended June 30, 2007 and 2006 was $90,403 and $38,078, respectively, and the related tax benefit recognized was $24,000 and $11,000, respectively.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Share-Based Compensation, Continued. In 2005, the Company established a new option plan (“2005 Plan”) for directors, officers and employees of the Company. The 2005 Plan provides for 158,743 shares (adjusted) of common stock to be available for grant. The exercise price of the stock options is the fair market value of the common stock on the date of grant. The 2005 Plan allows for various vesting periods. All options granted in 2005 were vested immediately except for 7,776 (adjusted) options which vest 33.3% in the second and third year, respectively, after grant and are fully exercisable during the fourth year after grant under the 2005 Plan. The options expire ten years from the date of grant. At June 30, 2007, 56,960 shares (adjusted) remain available for grant. All per share amounts reflect the 5% stock dividends paid on June 15, 2007 and May 17, 2006. A summary of stock option information follows ($ in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	87,573	$15.42
Options forfeited	(2,756)	15.42
Options granted	16,966	16.67

Options outstanding at June 30, 2007	101,783	$15.63	8.17 years	$12

Options exercisable at June 30, 2007	79,633	$15.63	8.17 years	$10

No stock options were granted during the three months ended June 30, 2007. The fair value of each option granted for the three months ended March 31, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average risk-free interest rate	3.88%
Weighted-average dividend yield	—%
Weighted-average expected stock volatility	18.62%
Expected life in years	6 years
Per share weighted-average grant-date fair value of options issued during the period	$4.96

No stock options were exercised under the 2005 Plan during the six months ended June 30, 2007 or 2006.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Share-Based Compensation, Continued. The Company has examined its historical pattern of option exercises by its employees in an effort to determine if there was any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission to determine the estimated life of options. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The dividend yield assumptions is based on the Company’s history and expectation of dividend payments.

The total fair value of shares vested and recognized as compensation expense was $17,000 and $4,000 and the tax benefit was $2,000 and $0 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the Company had 22,150 (adjusted) stock options not fully vested and there was $78,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly over a weighted-average period of 2 years on a straight-line basis.

(6)	Commitments. A fifty-year ground lease has been signed on property located at the northwest corner of Savage Boulevard and Gatlin Boulevard in Port St. Lucie, Florida for a future branch location. In addition, a ten-year lease has been signed on a future branch located on Martin Downs Boulevard in Palm City, Florida.

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2007, and for the three- and six-month periods ended June 30, 2007 and 2006 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2007 and 2006 and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

July 27, 2007

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”), a Florida-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business activity is the operation of the Bank. The Bank’s deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its four banking offices located in Port St. Lucie, Fort Pierce, Stuart and Vero Beach, Florida. A fifth office is anticipated to open in late 2007 on Martin Downs Boulevard in Palm City, Florida. A sixth branch is expected to open in early 2008 on Gatlin Boulevard in Port St. Lucie, Florida. An 11,000 square foot Operations Center in Jensen Beach, Florida opened in March, 2007.

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2007 were from net deposit inflows of approximately $24.8 million. Cash was used primarily for net loan originations of approximately $22.7 million. At June 30, 2007, the Company had time deposits of $77.1 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006	Six Months Ended June 30, 2006
Average equity as a percentage of average assets	12.98%	14.08%	14.79%
Equity to total assets at end of period	12.01%	13.73%	13.78%
Return on average assets (1)	.15%	.43%	.43%
Return on average equity (1)	1.16%	3.04%	2.91%
Noninterest expenses to average assets (1)	4.44%	4.12%	4.20%
Nonperforming loans to total assets at end of period	.19%	.22%	.18%

(1)	Annualized for the six months ended June 30, 2007 and 2006.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2007, follows (in thousands):

Contract Amount
Commitments to extend credit	$16,813

Available lines of credit	$20,582

Standby letters of credit	$254

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FPB BANCORP, INC. AND SUBSIDIARY

Results of Operations

The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities.

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$143,903	3,084	8.57%	$108,987	2,270	8.33%
Securities	7,311	84	4.60	11,238	109	3.88
Other (1)	8,883	118	5.31	14,331	167	4.66

Total interest-earning assets	160,097	3,286	8.21	134,556	2,546	7.57

Noninterest-earning assets	9,766			8,821

Total assets	$169,863			$143,377

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	34,264	282	3.29	36,756	248	2.70
Time deposits	85,935	1,135	5.28	60,466	653	4.32
Borrowings	100	—	—	2,600	35	5.38

Total interest-bearing liabilities	120,299	1,417	4.71	99,822	936	3.75

Demand deposits	24,917			21,315
Noninterest-bearing liabilities	3,396			1,668
Stockholders’ equity	21,251			20,572

Total liabilities and stockholders’ equity	$169,863			$143,377

Net interest income		$1,869			$1,610

Interest-rate spread (2)			3.50%			3.82%

Net interest margin (3)			4.67%			4.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.33			1.35

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities.

	Six Months Ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$138,372	5,891	8.51%	$105,880	4,355	8.23%
Securities	7,520	168	4.47	11,426	219	3.83
Other (1)	7,528	195	5.18	12,525	280	4.47

Total interest-earning assets	153,420	6,254	8.15	129,831	4,854	7.48

Noninterest-earning assets	9,884			8,811

Total assets	$163,304			$138,642

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	33,800	553	3.27	36,991	475	2.57
Time deposits	81,571	2,133	5.23	55,722	1,159	4.16
Borrowings	100	1	2.00	2,600	64	4.92

Total interest-bearing liabilities	115,471	2,687	4.65	95,313	1,698	3.56

Demand deposits	22,956			20,945
Noninterest-bearing liabilities	3,685			1,875
Stockholders’ equity	21,192			20,509

Total liabilities and stockholders’ equity	$163,304			$138,642

Net interest income		$3,567			$3,156

Interest-rate spread (2)			3.50%			3.92%

Net interest margin (3)			4.65%			4.86%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.33			1.36

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

General. Net earnings for the three months ended June 30, 2007, were $37,000 or $.02 per basic and diluted share compared to net earnings of $142,000 or $.07 per basic and diluted share for the period ended June 30, 2006. This decrease in the Company’s net earnings was primarily due to an increase in interest expense, noninterest expense and the provision for loan losses, which were partially offset by an increase in interest income and noninterest income.

Interest Income. Interest income increased to $3.3 million for the three months ended June 30, 2007 from $2.5 million for the three months ended June 30, 2006. Interest income on loans increased to $3.1 million due to an increase in the average loan portfolio balance for the three months ended June 30, 2007 and an increase in the average yield earned in 2007. Interest on securities decreased to $84,000 due to a decrease in the average security portfolio, partially offset by an increase in the average yield earned during the three months ended June 30, 2007.

Interest Expense. Interest expense increased to $1.4 million for the three months ended June 30, 2007, from $936,000 for the three months ended June 30, 2006. Interest expense increased due to an increase in the average rate paid on deposits during 2007 and an increase in the average balance of deposits during 2007.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended June 30, 2007, was $221,000 compared to $70,000 for the same period in 2006. Management believes the balance in the allowance for loan losses of $2.0 million at June 30, 2007, is adequate.

Noninterest Income. Total noninterest income increased to $268,000 for the three months ended June 30, 2007, from $206,000 for the three months ended June 30, 2006 primarily as a result of an increase in gains recognized on the sale of loans held for sale and an increase in loan brokerage fees as well as an increase in service charges on deposit accounts.

Noninterest Expenses. Total noninterest expenses increased to $1.9 million for the three months ended June 30, 2007 from $1.5 million for the three months ended June 30, 2006, primarily due to an increase in employee compensation and benefits of $183,000, an increase in occupancy and equipment of $80,000, and an increase in other expenses of $55,000, all due to the continued growth of the Company.

Income Taxes. Income taxes for the three months ended June 30, 2007, were $16,000 (an effective rate of 30.2%) compared to an income tax provision of $78,000 (an effective rate of 35.5%) for the three months ended June 30, 2006.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006

General. Net earnings for the six months ended June 30, 2007, were $123,000 or $.06 per basic and diluted share compared to net earnings of $298,000 or $.15 per basic and $.14 per diluted share for the six month period ended June 30, 2006. This decrease in the Company’s net earnings was primarily due to an increase in interest expense, noninterest expense and the provision for loan losses, which was partially offset by an increase in interest income and noninterest income.

Interest Income. Interest income increased to $6.3 million for the six months ended June 30, 2007 from $4.9 million for the six months ended June 30, 2006. Interest income on loans increased to $5.9 million due to an increase in the average loan portfolio balance for the six months ended June 30, 2007 and an increase in the average yield earned in 2007. Interest on securities decreased to $168,000 due to a decrease in the average security portfolio, partially offset by an increase in the average yield earned in 2007.

Interest Expense. Interest expense increased to $2.7 million for the six months ended June 30, 2007, from $1.7 million for the six months ended June 30, 2006. Interest expense increased due to an increase in the average balance of deposits during 2007 and an increase in the average rate paid on deposits in 2007.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the six months ended June 30, 2007, was $316,000 compared to $177,000 for the same period in 2006. Management believes the balance in the allowance for loan losses of $2.0 million at June 30, 2007, is adequate.

Noninterest Income. Total noninterest income increased to $558,000 for the six months ended June 30, 2007, from $384,000 for the six months ended June 30, 2006 primarily as a result of an increase in loan brokerage fees and gains recognized on sale of loans held for sale.

Noninterest Expenses. Total noninterest expenses increased to $3.6 million for the six months ended June 30, 2007 from $2.9 million for the six months ended June 30, 2006, primarily due to an increase in employee compensation and benefits of $388,000, an increase in occupancy and equipment of $168,000, and an increase in other expenses of $108,000, all due to continued growth of the Company.

Income Taxes. The income tax provision for the six months ended June 30, 2007, was $62,000 (an effective rate of 33.5%) compared to an income tax provision of $157,000 (an effective rate of 34.5%) for the six months ended June 30, 2006.

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

There are no material pending legal proceeding to which the Company is a party or to which any of its property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of FPB Bancorp, Inc. was held on April 25, 2007 to vote on the following proposals:

Proposal I:	Election of three directors
Proposal II:	Ratification of the appointment of Hacker, Johnson & Smith PA as independent auditors
Proposal III:	Adjournment of the meeting

At the Annual Meeting, 1,409,736 shares were present in person or by proxy. Listed below are the results of the matters subject to a vote of security holders:

					Broker
	Term	For	Against	Abstain	Nonvote
Proposal I
Ann L. Decker	3 year	1,377,589	32,147	—	—
Paul J. Miret	3 year	1,374,175	35,561	—	—
Robert L. Seeley	3 year	1,378,620	31,116	—	—

Proposal II	—	1,385,538	14,381	9,817	—

Proposal III	—	1,350,030	47,894	11,812	—

Following the Annual Meeting, Gary A. Berger, Robert L. Schweiger, John R. Baker, Sr., Donald J. Cuozzo, Paul A. Zinter, and David W. Skiles also continued as directors of the Company.

On May 14, 2007, the Company entered into an exclusive distribution agreement with Zimmer, Inc. (“Zimmer”) with an initial term of 10 years. The distribution agreement relates to certain new products currently in production. As part of the agreement, Zimmer agreed to make two payments to the Company totaling $5,000 for the aforementioned exclusive distribution rights, and maintain certain minimum order volumes. The first payment of $1,000 was made at the time of entering the agreement. The second payment of $4,000 is expected to be paid in the second half of 2007. The $5,000 exclusivity payment has been deferred and is being recognized as other revenue on a straight-line basis over the initial term of the contract. The contract provides for repayment, on a prorata basis, of the exclusivity payments during the initial contract term for specific events of non-performance, as defined in the agreement. The agreement also includes automatic two-year renewal terms after the initial term, as well as buy-out provisions by both parties upon proper notice of cancellation.

FPB BANCORP, INC. AND SUBSIDIARY

ITEM 5.	OTHER INFORMATION

The Company’s subsidiary, First Peoples Bank, entered into Amended and Restated Change in Control Agreements (“Agreements”) with executive officers, Nancy E. Aumack, Stephen J. Krumfolz, and Marge Riley, on July 30, 2007, which replace the previous Change in Control Agreements for these individuals that expired on July 31, 2007. These Agreements are in substance the same as the previous Change in Control Agreements, except that the effective dates are August 1, 2007 to July 31, 2009.

Both Mr. Krumfolz’s and Ms. Aumack’s Agreement provides that if they are terminated without “just cause,” as defined in the Agreements, as a result of a Change in Control of either the Company or its subsidiaries each will receive a severance payment in the amount of two times their “highest annual base salary,” which is defined to be their highest base salary plus their average annual bonus during the three years immediately preceding their termination. Ms. Riley’s Agreement provides that she will receive two and a half times her highest annual base salary. The payments are to be made to the employees in one lump sum within ten days of the termination of employment. In addition, the employees are entitled to continued insurance benefits until the earlier of obtaining new employment with similar benefits or six months after termination.

In consideration of the execution of these Agreements, the executive officers have agreed that during the term of the Agreements and for a period of six months following their termination for any reason other than a Change in Control, they will not become employed with another financial institution located in either St. Lucie County or Martin County, or otherwise compete with the Company or its subsidiary.

ITEM 6.	EXHIBITS

Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an (a) were previously filed as a part of the Company’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000; those marked with a (b) were filed with the Company’s 2003 Proxy Statement filed with the Security and Exchange Commission (“SEC”) on March 28, 2003; and those marked with a (c) were filed with the Company’s Definitive Schedule 14A filed with the SEC on October 26, 2005.

FPB BANCORP, INC. AND SUBSIDIARY

Exhibit No.	Description of Exhibit
(a)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value

(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999

(a)4.4	Non-Qualified Stock Option Agreement

(b)4.5	Amendment to First Peoples Bank Stock Option Plan

(c)4.6	2005 Stock Compensation Plan

(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999

(a)10.2	Employment Agreement for David W. Skiles

10.3	Amended and Restated Change in Control Agreement for Nancy E. Aumack

10.4	Amended and Restated Change in Control Agreement for Stephen J. Krumfolz

10.5	Amended and Restated Change in Control Agreement for Marge Riley

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC.
(Registrant)

Date:	August 1, 2007	By:	/s/ David W. Skiles
David W. Skiles, President and Chief Executive Officer

Date:	August 1, 2007	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Senior Vice President and Chief Financial Officer