Form 10QSB
period 2007-09-30
FPB BANCORP INC
filed 2007-11-06
CIK 1162245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

(772) 225-5930
(Issuer's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  ☑  NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	2,032,340 shares
(class)	Outstanding at October 26, 2007

Transitional Small Business Format (check one): YES ☐ NO ☑

FPB BANCORP, INC. AND SUBSIDIARY

INDEX

PART I. FINANCIAL INFORMATION

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
Assets	2007	2006
	(unaudited)

Cash and due from banks	$2,858	1,734
Federal funds sold	2,241	3,499
Interest-bearing deposits with banks.	231	189

Total cash and cash equivalents	5,330	5,422

Securities available for sale	8,305	6,444
Securities held to maturity (market value of $5 and $2,499)	5	2,509
Loans, net of allowance for loan losses of $2,221 and $1,801	163,106	130,133
Premises and equipment, net	4,796	4,278
Federal Home Loan Bank stock, at cost	280	259
Accrued interest receivable	1,087	828
Bank-owned life insurance	2,654	2,573
Other assets	1,521	993

Total assets	$187,084	153,439

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	20,738	20,125
Savings, NOW and money-market deposits	34,028	35,486
Time deposits	107,283	74,608

Total deposits	162,049	130,219

Official checks	2,526	1,241
Federal Home Loan Bank advance	100	100
Other liabilities	781	816

Total liabilities	165,456	132,376

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value; 5,000,000 shares authorized, 2,032,340 and 1,906,203 shares issued and outstanding	20	19
Additional paid-in capital	23,564	21,729
Accumulated deficit	(1,958)	(634)
Accumulated other comprehensive income (loss)	2	(51)

Total stockholders' equity	21,628	21,063

Total liabilities and stockholders' equity	$187,084	153,439

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans	$3,455	2,532	9,346	6,887
Securities	111	101	279	320
Other	74	130	269	410

Total interest income	3,640	2,763	9,894	7,617

Interest expense:
Deposits	1,636	1,023	4,322	2,657
Federal Home Loan Bank advances	-	-	1	64

Total interest expense	1,636	1,023	4,323	2,721

Net interest income	2,004	1,740	5,571	4,896

Provision for loan losses	252	145	568	322

Net interest income after provision for loan losses	1,752	1,595	5,003	4,574

Noninterest income:
Service charges and fees on deposit accounts	111	112	347	326
Loan brokerage fees	30	89	170	195
Gain on sale of loans held for sale	31	-	144	-
Income from bank-owned life insurance	26	23	81	72
Other fees	11	5	25	20

Total noninterest income	209	229	767	613

Noninterest expenses:
Salaries and employee benefits	875	779	2,759	2,275
Occupancy and equipment	329	231	892	626
Advertising	161	129	472	371
Data processing	133	101	368	295
Supplies	41	31	122	129
Professional fees	41	48	111	159
Other	338	202	818	574

Total noninterest expenses	1,918	1,521	5,542	4,429

Earnings before income taxes	43	303	228	758

Income taxes	11	105	73	262

Net earnings	$32	198	155	496

Net earnings per share:
Basic	$.02	.10	.08	.25

Diluted	$.02	.10	.08	.24

Dividends per share	$-	-	-	-

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands)

					Accumulated
				(Accumulated	Other
			Additional	Deficit)	Compre-	Total
	Common Stock		Paid-In	Retained	hensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2005	1,810,588	$18	20,136	262	(75)	20,341

Comprehensive income:
Net earnings for the nine months ended September 30, 2006 (unaudited)	-	-	-	496	-	496

Net change in unrealized loss on securities available for sale, net of tax of $14 (unaudited)	-	-	-	-	22	22

Comprehensive income (unaudited)						518

5% stock dividend, fractional shares paid in cash of $2 (unaudited)	90,602	1	1,524	(1,527)	-	(2)

Shared-based compensation (unaudited)	-	-	6	-	-	6

Proceeds from exercise of common stock options (unaudited)	5,013	-	50	-	-	50

Tax benefit associated with exercise of common stock options (unaudited)	-	-	11	-	-	11

Balance at September 30, 2006 (unaudited)	1,906,203	$19	21,727	(769)	(53)	20,924

Balance at December 31, 2006	1,906,203	19	21,729	(634)	(51)	21,063

Comprehensive income:
Net earnings for the nine months ended September 30, 2007 (unaudited)	-	-	-	155	-	155

Net change in unrealized loss on securities available for sale, net of tax of $32 (unaudited)	-	-	-	-	53	53

Comprehensive income (unaudited)						208

5% stock dividend, fractional shares paid in cash of $6 (unaudited)	94,915	1	1,472	(1,479)	-	(6)

Shared-based compensation (unaudited)	-	-	25	-	-	25

Proceeds from exercise of common stock options (unaudited)	31,222	-	285	-	-	285

Tax benefit associated with exercise of common stock options (unaudited)	-	-	53	-	-	53

Balance at September 30, 2007 (unaudited)	2,032,340	$20	23,564	(1,958)	2	21,628

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$155	496
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	279	209
Provision for loan losses	568	322
Amortization of loan (fees) costs, net	(170)	21
Net amortization of premiums and discounts on securities	6	7
Gain on sale of loans held for sale	(144)	-
Proceeds from sale of loans held for sale	3,562	-
Originations of loans held for sale	(3,418)	-
Increase in accrued interest receivable	(259)	(192)
Increase in other assets	(560)	(475)
Increase in official checks and other liabilities	1,250	826
Income from bank-owned life insurance	(81)	(72)
Share-based compensation	25	6

Net cash provided by operating activities	1,213	1,148

Cash flows from investing activities:
Maturities of securities available for sale	-	2,000
Purchase of securities available for sale	(2,000)	-
Principal payments on securities available for sale	218	240
Maturities of securities held to maturity	2,500	500
Principal payments on securities held to maturity	4	7
Net increase in loans	(33,371)	(23,732)
Purchase of premises and equipment	(797)	(304)
Purchase of bank-owned life insurance	-	(250)
(Purchase) sale of Federal Home Loan Bank stock	(21)	47

Net cash used in investing activities	(33,467)	(21,492)

Cash flows from financing activities:
Net increase in deposits	31,830	28,044
Decrease of Federal Home Loan Bank advances	-	(2,500)
Proceeds from the exercise of common stock options	285	50
Tax benefit associated with exercise of common stock options	53	11
Fractional shares of stock dividend paid in cash	(6)	(2)

Net cash provided by financing activities	32,162	25,603

Net (decrease) increase in cash and cash equivalents	(92)	5,259

Cash and cash equivalents at beginning of period	5,422	12,366

Cash and cash equivalents at end of period	$5,330	$17,625

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,315	$2,696

Income taxes	$435	$229

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of tax	$53	$22

Common stock dividend	$1,473	$1,525

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
General. FPB Bancorp, Inc. (the "Holding Company") is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the "Bank"), a Florida-chartered commercial bank (collectively, the "Company"). The Holding Company's only business activity is the operation of the Bank.  The Bank's deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and business customers through its four banking offices located in Port St. Lucie, Fort Pierce, Stuart and Vero Beach, Florida.  A fifth office is anticipated to open in December, 2007 on Martin Downs Boulevard in Palm City, Florida, and a sixth office is anticipated to open in early 2008 on Gatlin Boulevard in Port St. Lucie, Florida.  In addition, an 11,000 square foot Operations Center in Jensen Beach, Florida, opened in March, 2007.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2007, and the results of operations for the three and nine-month periods ended September 30, 2007 and 2006, and cash flows for the nine month periods ended September 30, 2007 and 2006.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

(2)
Loan Impairment and Credit Losses. There were no impaired loans identified for the three or nine months ended September 30, 2006.  Information about impaired loans, all of which are collateral dependent, at September 30, 2007 and for the three and nine months ended September 30, 2007 is as follows (in thousands):

		At
		September 30,
		2007
Loans identified as impaired:
Gross loans with no related allowance for losses		$672
Gross loans with related allowance for loan losses recorded		1,643
Less: Allowance on these loans		(316)

Net investment in impaired loans		$1,999

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2007	2007

Average investment in impaired loans	$1,292	761

Interest income recognized on impaired loans	$56	73

Interest income received on impaired loans	$34	45

During the quarter ending September 30, 2007, eight additional loans totaling $1.7 million were identified as impaired.  Management believes that due to the collateral value associated with these loans, no material losses will be incurred.
(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance at beginning of period	$2,045	1,565	1,801	1,383
Provision for loan losses	252	145	568	322
(Charge-offs), net of recoveries	(76)	(5)	(148)	-

Balance at end of period	$2,221	1,705	2,221	1,705

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,	At December 31,
	2007	2006

Nonaccrual loans	$717	344
Past due ninety days or more, but still accruing	42	-

	$759	344

(3)
Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2007 of the regulatory capital requirements and the Bank's capital on a percentage basis:

	Percentage
	of	Regulatory
	the Bank	Requirement

Tier I capital to total average assets	8.12%	4.00%

Tier I capital to risk-weighted assets	8.51%	4.00%

Total capital to risk-weighted assets	9.76%	8.00%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	2,020,812	2,001,513	2,010,546	1,998,871

Effect of dilutive stock options	18,925	33,728	25,019	64,024

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	2,039,737	2,035,241	2,035,565	2,062,895

The following options were excluded from the calculation of earnings per share, due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three months ended September 30, 2007	115,933	$15.42-16.67	2015-2017

For the nine months ended September 30, 2007	16,966	$16.67	2017

(5)
Share-Based Compensation.  Prior to January 1, 2006, the Company's stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123).  No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  16,966 stock options were granted during the nine months ended September 30, 2007.  No stock options were granted in 2006.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)
Share-Based Compensation, Continued.  The Company established a Stock Option Plan in 1998 ("1998 Plan") for directors, officers and employees of the Company.  The 1998 Plan as amended provides for 131,553 shares (adjusted) of common stock to be available for grant.  The exercise price of the stock options is the greater of $10 per share or the fair market value of the common stock on the date of grant.  The options expire ten years from the date of grant.  At September 30, 2007, 1,160 shares (adjusted) remain available for grant.  As of December 31, 2005, all issued options were exercisable and no stock options were granted in 2006 or 2007, therefore, no share-based compensation was recognized in 2006 or 2007 from the 1998 Plan.  All per share amounts reflect the 5% stock dividends paid on June 15, 2007 and May 17, 2006.  A summary of stock option information follows ($ in thousands, except share amounts):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Options outstanding at December 31, 2006	94,932	$10.19
Options exercised	(31,222)	9.11
Options forfeited	(1,050)	15.42

Options outstanding and exercisable at September 30, 2007	62,660	$10.63	3.55 years	$173

The total intrinsic value of options exercised for the nine months ended September 30, 2007 and 2006 was $166,734 and $38,078, respectively, and the related tax benefit recognized was $53,000 and $11,000, respectively.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)
Share-Based Compensation, Continued.  In 2005, the Company established a new option plan ("2005 Plan") for directors, officers and employees of the Company.  The 2005 Plan provides for 158,743 shares (adjusted) of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The 2005 Plan allows for various vesting periods.  All options granted in 2005 were vested immediately except for 7,776 (adjusted) options which vest 33.3% in the second and third year, respectively, after grant and are fully exercisable during the fourth year after grant under the 2005 Plan.  The options expire ten years from the date of grant.  At September 30, 2007, 56,960 shares (adjusted) remain available for grant.  All per share amounts reflect the 5% stock dividends paid on June 15, 2007 and May 17, 2006.  A summary of stock option information follows ($ in thousands, except share amounts):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Options outstanding at December 31, 2006	87,573	$15.42
Options forfeited	(2,756)	15.42
Options granted	16,966	16.67

Options outstanding at September 30, 2007	101,783	$15.63	7.92 years	$-

Options exercisable at September 30, 2007	79,633	$15.63	7.92 years	$-

No stock options were granted during the three months ended June 30, 2007 or September 30, 2007. The fair value of each option granted for the three months ended March 31, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average risk-free interest rate	3.88%
Weighted-average dividend yield	-%
Weighted-average expected stock volatility	18.62%
Expected life in years	6 years
Per share weighted-average grant-date fair value of options issued during the period	$4.96

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)
Share-Based Compensation, Continued.  The Company has examined its historical pattern of option exercises by its directors and employees in an effort to determine if there was any pattern based on these populations.  From this analysis, the Company could not identify any patterns in the exercise of options.  As such, the Company used the guidance in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission to determine the estimated life of options. Expected volatility is based on historical volatility of the Company's common stock.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.  The dividend yield assumptions are based on the Company's history and expectation of dividend payments.

No stock options were exercised under the 2005 Plan during the nine months ended September 30, 2007 or 2006.

The total fair value of shares vested and recognized as compensation expense was $25,000 and $6,000 and the tax benefit was $2,000 and $0 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the Company had 22,150 (adjusted) stock options not fully vested and there was $70,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly over a weighted-average period of 1.75 years on a straight-line basis.

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

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2007, and for the three- and nine-month periods ended September 30, 2007 and 2006 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.
Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the "Company") as of September 30, 2007, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2007 and 2006 and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
October  30, 2007

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the "Holding Company") is a one-bank holding company and owns 100% of the outstanding common stock of First Peoples Bank (the "Bank"), a Florida-chartered commercial bank (collectively, the "Company"). The Holding Company's only business activity is the operation of the Bank.  The Bank's deposits are insured, up to the limit of the law, by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its four banking offices located in Port St. Lucie, Fort Pierce, Stuart and Vero Beach, Florida.  A fifth office is anticipated to open in late 2007 on Martin Downs Boulevard in Palm City, Florida.  A sixth branch is expected to open in early 2008 on Gatlin Boulevard in Port St. Lucie, Florida.  An 11,000 square foot Operations Center in Jensen Beach, Florida opened in March, 2007.

Liquidity and Capital Resources

The Company's primary source of cash during the nine months ended September 30, 2007 was from net deposit inflows of approximately $31.8 million. Cash was used primarily for net loan originations of approximately $33.4 million.  At September 30, 2007, the Company had time deposits of $81.2 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2007	2006	2006
Average equity as a percentage of average assets	12.52%	14.08%	14.63%

Equity to total assets at end of period	11.56%	13.73%	13.56%

Return on average assets (1)	.12%	.43%	.47%

Return on average equity (1)	.97%	3.04%	3.21%

Noninterest expenses to average assets (1)	4.35%	4.12%	4.20%

Nonperforming loans to total assets at end of period	.38%	.22%	.18%

(1)	Annualized for the nine months ended September 30, 2007 and 2006.

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, available lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet.  The contract amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, available lines of credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.

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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at September 30, 2007, follows (in thousands):

Contract
Amount

Commitments to extend credit	$14,650

Available lines of credit	$19,461

Standby letters of credit	$309

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

	Three Months Ended September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$158,700	3,455	8.71%	$116,439	2,532	8.70%
Securities	8,352	111	5.32	10,210	101	3.96
Other (1)	6,065	74	4.88	10,390	130	5.00

Total interest-earning assets	173,117	3,640	8.41	137,039	2,763	8.06

Noninterest-earning assets	10,063			8,515

Total assets	$183,180			$145,554

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	35,035	309	3.53	37,937	306	3.23
Time deposits	96,621	1,327	5.49	63,192	717	4.54
Borrowings	100	-	-	399	-	-

Total interest-bearing liabilities	131,756	1,636	4.97	101,528	1,023	4.03

Demand deposits	22,712			21,303
Noninterest-bearing liabilities	7,269			1,899
Stockholders' equity	21,443			20,824

Total liabilities and stockholders' equity	$183,180			$145,554

Net interest income		$2,004			$1,740

Interest-rate spread (2)			3.44%			4.03%

Net interest margin (3)			4.63%			5.08%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.31			1.35

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$145,148	9,346	8.59%	$109,399	6,887	8.39%
Securities	7,797	279	4.77	11,021	320	3.87
Other (1)	7,041	269	5.09	11,813	410	4.63

Total interest-earning assets	159,986	9,894	8.25	132,233	7,617	7.68

Noninterest-earning assets	9,943			8,712

Total assets	$169,929			$140,945

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	34,211	862	3.36	37,306	781	2.79
Time deposits	86,588	3,460	5.33	58,212	1,876	4.30
Borrowings	100	1	1.33	1,866	64	4.57

Total interest-bearing liabilities	120,899	4,323	4.77	97,384	2,721	3.73

Demand deposits	22,874			21,064
Noninterest-bearing liabilities	4,880			1,883
Stockholders' equity	21,276			20,614

Total liabilities and stockholders' equity	$169,929			$140,945

Net interest income		$5,571			$4,896

Interest-rate spread (2)			3.48%			3.95%

Net interest margin (3)			4.64%			4.94%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.32			1.36

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006

General.  Net earnings for the three months ended September 30, 2007, were $32,000 or $.02 per basic and diluted share compared to net earnings of $198,000 or $.10 per basic and diluted share for the period ended September 30, 2006.  This decrease in the Company's net earnings was primarily due to an increase in interest expense, noninterest expense and the provision for loan losses, which were partially offset by an increase in interest income.

Interest Income.  Interest income increased to $3.6 million for the three months ended September 30, 2007 from $2.8 million for the three months ended September 30, 2006.  Interest income on loans increased to $3.5 million due to an increase in the average loan portfolio balance for the three months ended September 30, 2007.

Interest Expense.  Interest expense increased to $1.6 million for the three months ended September 30, 2007, from $1.0 million for the three months ended September 30, 2006.  Interest expense increased due to an increase in the average rate paid on deposits during 2007 and an increase in the average balance of deposits during 2007.

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio.  The provision for the three months ended September 30, 2007, was $252,000 compared to $145,000 for the same period in 2006.   Management believes the balance in the allowance for loan losses of $2.2 million at September 30, 2007, is adequate.

Noninterest Income.  Total noninterest income decreased to $209,000 for the three months ended September 30, 2007, from $229,000 for the three months ended September 30, 2006, primarily as a result of a decrease in loan brokerage fees recognized, partially offset by an increase on gains recognized on the sale of loans held for sale.

Noninterest Expenses.  Total noninterest expenses increased to $1.9 million for the three months ended September 30, 2007 from $1.5 million for the three months ended September 30, 2006, primarily due to an increase in employee compensation and benefits of $96,000, an increase in occupancy and equipment of $98,000, an increase in both advertising and data processing of $32,000 each, and an increase in other expenses of $136,000, all due to the continued growth and expansion of the Company.

Income Taxes. Income taxes for the three months ended September 30, 2007, were $11,000 compared to an income tax provision of $105,000 for the three months ended September 30, 2006.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006

General.  Net earnings for the nine months ended September 30, 2007, were $155,000 or $.08 per basic and diluted share compared to net earnings of $496,000 or $.25 per basic and $.24 per diluted share for the nine month period ended September 30, 2006.  This decrease in the Company's net earnings was primarily due to an increase in interest expense, noninterest expense and the provision for loan losses, which was partially offset by an increase in interest income and noninterest income.

Interest Income.  Interest income increased to $9.9 million for the nine months ended September 30, 2007 from $7.6 million for the nine months ended September 30, 2006.  Interest income on loans increased to $9.3 million due to an increase in the average loan portfolio balance for the nine months ended September 30, 2007 and an increase in the average yield earned in 2007.  Other interest income decreased to $269,000, due to a decrease in the average balance of Federal Funds Sold, partially offset by an increase in the average yield earned in 2007.

Interest Expense.  Interest expense increased to $4.3 million for the nine months ended September 30, 2007, from $2.7 million for the nine months ended September 30, 2006.  Interest expense increased due to an increase in the average balance of deposits during 2007 and an increase in the average rate paid on deposits in 2007.

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio.  The provision for the nine months ended September 30, 2007, was $568,000 compared to $322,000 for the same period in 2006.  Management believes the balance in the allowance for loan losses of $2.2 million at September 30, 2007, is adequate.

Noninterest Income.  Total noninterest income increased to $767,000 for the nine months ended September 30, 2007, from $613,000 for the nine months ended September 30, 2006 primarily as a result of an increase in gains recognized on sale of loans held for sale.

Noninterest Expenses.  Total noninterest expenses increased to $5.5 million for the nine months ended September 30, 2007 from $4.4 million for the nine months ended September 30, 2006, primarily due to an increase in employee compensation and benefits of $484,000, an increase in occupancy and equipment of $266,000, an increase in advertising of $101,000, and an increase in other expenses of $244,000, all due to the continued growth and expansion of the Company.

Income Taxes.  The income tax provision for the nine months ended September 30, 2007, was $73,000 (an effective rate of 32.0%) compared to an income tax provision of $262,000 (an effective rate of 34.6%) for the nine months ended September 30, 2006.

FPB BANCORP, INC. AND SUBSIDIARY

Item 3.	Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures.   The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

b.
Changes in Internal Controls.   The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

FPB BANCORP, INC. AND SUBSIDIARY

Item 5.	Other Information

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

First Peoples Bank (the “Bank”) and David W. Skiles, the Bank’s Chief Executive Officer and President, entered into an Amended and Restated Employment Agreement on September 5, 2007 (“Agreement”). The Agreement replaces Mr. Skiles’ previous employment agreement with the Bank, which was entered into in May, 2005.  The Agreement is substantially similar to the previous agreement, except as described herein. The Agreement has a three year term, which retroactively commenced on August 1, 2007. The Agreement has automatic one year extensions which terminate on July 31, 2012, unless the Bank or Mr. Skiles terminates them prior to that date. Mr. Skiles’ initial base salary under the Agreement has been set at $165,000.

While Mr. Skiles previously received performance bonuses, such bonuses were not provided for in his previous agreement.  Under the Agreement, Mr. Skiles is eligible to receive a discretionary annual performance bonus up to 40% of his then-current base salary.  Mr. Skiles is eligible for five weeks of paid vacation per year on a non-cumulative basis and his automobile allowance was increased from $450 in his previous agreement to $550 in the Agreement.  The payment due in connection with a change in control of the Bank was changed to now be 2.5 times his average base salary for the preceding five years, whereas the previous agreement provided for 2.9 times his base salary at the time of a change in control

Prior to entering into the Agreement, the Bank and Mr. Skiles entered into two additional employment-related contracts, which are now referred to in the Agreement. On December 23, 2005, the Bank and Mr. Skiles entered into a Deferred Compensation Agreement which provides that the Bank will match his contributions up to 2.5% of his base salary.  Mr. Skiles also entered into a Split Dollar Agreement with the Bank, dated February 15, 2006, which provides him with a $200,000 life insurance benefit.

In addition, the mandatory arbitration provision from the previous agreement was changed to require mediation in the new agreement in the event of a dispute between the parties. Mr. Skiles was also given an additional severance benefit in the Agreement, which provides that he will remain eligible to participate in employee benefit plans until the earlier of one year from the date of his termination or the date he becomes eligible to participate in comparable benefit plans provided by another employer.  The non-competition and non-solicitation provisions were also shortened from one year in the previous agreement to six months in the Agreement.

AMENDMENT TO BYLAWS

On August 15, 2007, the Board of Directors of FPB Bancorp, Inc. amended the Company’s Bylaws to permit direct registration of uncertificated shares of common stock.

FPB BANCORP, INC. AND SUBSIDIARY

Item 6.	Exhibits

Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an (a) were previously filed as a part of the Company’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000; those marked with a (b) were filed with the Company’s 2003 Proxy Statement filed with the Security and Exchange Commission (“SEC”) on March 28, 2003; those marked with a (c) were filed with the Company’s Definitive Schedule 14A filed with the SEC on October 26, 2005; those marked with a (d) were filed with the Company's Form 8-A on November 16, 2001; and those marked with an (e) were filed with the Company's Form 10-QSB/A on August 2, 2007.

Exhibit No.	Description of Exhibit

(d)3.1	Articles of Incorporation
(d)3.2	Bylaws
3.3	Amendment to the Bylaws, Adopted August 15, 2007
(a)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
(a)4.4	Non-Qualified Stock Option Agreement
(b)4.5	Amendment to First Peoples Bank Stock Option Plan
(c)4.6	2005 Stock Compensation Plan
(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
10.2	Amended and Restated Employment Agreement for David W. Skiles
(e)10.3	Amended and Restated Change in Control Agreement for Nancy E. Aumack
(e)10.4	Amended and Restated Change in Control Agreement for Stephen J. Krumfolz
(e)10.5	Amended and Restated Change in Control Agreement for Marge Riley
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

FPB BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC.
(Registrant)

Date:	November 6, 2007	By:	/s/ David W. Skiles
David W. Skiles, President and Chief Executive Officer

Date:	November 6, 2007	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Senior Vice President and Chief Financial Officer