Form 10KSB
period 2007-12-31
FPB BANCORP INC
filed 2008-03-14
CIK 1162245

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[ X ]                      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the Fiscal Year Ended December 31, 2007

[     ]                      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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

Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [] Yes []No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer's revenues for its most recent fiscal year: $1,584,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of February 29, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $19,551,447.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of February 29, 2008, the Issuer had 2,058,047 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders and the 2007 Annual Report, filed electronically with the Securities and Exchange Commission on March 14, 2008 are incorporated in Part III of this Form 10-KSB by reference.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

FPB BANCORP, INC.

2007 Form 10-KSB Annual Report

PART I.	Page

Item 1.	Description of Business	1

Item 2.	Description of Property	13

Item 3.	Legal Proceedings	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II.

Item 5.	Market for Common Equity and Related Stockholder Matters	14

Item 6.	Management’s Discussion and Analysis or Plan of Operation	14

Item 7.	Financial Statements	14

Item 8.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure 15

Item 8A. Controls and Procedures	15

Item 8B. Other Information	15

PART III.

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act 16

Item 10. Executive Compensation	16

Item 11.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters 16

Item 12. Certain Relationships and Related Transactions	16

Item 13. Exhibits	17

Item 14. Principal Accountants Fees and Services	17

SIGNATURES	18

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

ITEM 1.                           BUSINESS

FPB Bancorp, Inc.

FPB was incorporated on September 5, 2001. On December 3, 2001, we acquired all of the issued and outstanding stock of First Peoples Bank in a one-for-one share exchange. As of December 31, 2007, we had total consolidated assets of $196.8 million, and total consolidated stockholders’ equity of $21.9 million.

First Peoples Bank

The Bank commenced banking operations in Port St. Lucie, Florida, on April 26, 1999, as a state-chartered commercial bank. Our customers are primarily individuals, professionals, small and medium size businesses, and seasonal retirees located predominantly in St. Lucie, Martin and Indian River counties, Florida. We currently have five retail full-service banking offices located in Port St. Lucie, Stuart, Palm City (opened in January, 2008) Fort Pierce, and Vero Beach, Florida. Our Stuart branch office opened for business in December 2003, the Fort Pierce branch office opened in June 2004, the Vero Beach branch office opened in March 2006, and the Palm City branch office opened in January, 2008. The Bank also opened an Operations Center in March of 2007.  A sixth branch on Gatlin Boulevard in Port St. Lucie, Florida is expected to open in the second quarter of 2008. Our primary business is attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans and to purchase securities.

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

Our primary sources of funds for loans and for other general business purposes are our capital, deposits and loan repayments. We expect that loan repayments will be a relatively stable sources of funds, while deposit inflows and outflows will be significantly influenced by prevailing interest rates, money market rates, and general economic conditions. Generally, short-term borrowings may be used to compensate for reductions in normal sources of funds while longer-term borrowings may be used to support expanded lending activities.

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

                In March 2006, we opened a full-service branch office at 4000 20th Street, Vero Beach, Florida, in a former bank branch building.  An 11,000 square foot Operations Center, which is leased, opened in March of 2007, in Jensen Beach, Florida, and a fifth branch office at 3001 Martin Downs Boulevard in Palm City, Florida opened in January of 2008.  A sixth branch office is anticipated to open in the second quarter of 2008 on Gatlin Boulevard, in Port St. Lucie, Florida.

We have established a courier program which consists of six persons. This program currently enables us to service commercial deposit and loan customers in Martin, St. Lucie and Indian River Counties who are not in close proximity to the Bank. This has proven to be a great convenience to our customers, especially the small business owners.

Develop Commercial Loan Relationships.  Since our inception, we have been gradually building our loan portfolio mix by purchasing, originating and retaining commercial and commercial real estate loans. We believe that large regional and out-of-state financial institutions have shifted their focus away from lending to small and medium-sized business. As part of our lending efforts, we have been developing, within our market, strong commercial loan and deposit relationships with small to medium-sized businesses which tend to value personalized service and attention to their specific borrowing needs. Timely decisions and prompt, courteous service is very important and we believe will foster long-term, quality loan and deposit relationships. In addition, we are active in the Small Business Administration lending program earning our Preferred Lender Status in 2002.

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

Primary Market Areas

We are the only financial institution headquartered in Port St. Lucie, Florida. Our geographic market area encompasses Martin County, St. Lucie County, and Indian River County, Florida. St. Lucie and Martin Counties have a total combined year-round adult population of approximately 392,000.  From 2000 to 2006, the population of St. Lucie County grew at a compound annual rate of 31.2%, while Martin County grew by 10%. Indian River County has a population of approximately 135,000, with an estimated growth rate of 4% per year. Of Indian River County’s total employment, 20% is in service industries, 23% in retail trade, 7.3% in construction, 5.9% in manufacturing, agriculture, forestry and fishing, and 5.7% in government.

Land development in the market area is primarily residential in nature and large tracts of land remain available for residential development. The market area is well connected to and easily accessible from other east coast communities and is served by Florida’s Turnpike and Interstate 95.

St. Lucie West is home to the spring training facility for the New York Mets, the St. Lucie Mets and the PGA training center, one of the best golf training centers in the world.

Port St. Lucie is home to one of two family-oriented Club Med’s in the world. Major employers include St. Lucie County, Liberty Medical, Indian River Community College, Walmart Distribution Center, Tropicana, QVC and Florida Power and Light Company.

               The newest major development in St. Lucie County is the Town of Tradition, which is a master-planned, mixed-use community.  Upon completion, Tradition will house 7,000 residences, 675,512 of retail, 1.3 million square-feet of office space, a 200-bed hospital and 300 hotel rooms.  The community is set to expand to eventually include more than 8,000 acres along a five-mile long employment corridor, featuring a total of 18,000 residences and 8 million square feet of commercial space.  The Florida Center for Innovation at Tradition is a 120-acre research park under development, anchored by the new 100,000 square-foot headquarters for Torrey Pines Institute for Molecular Studies, set to open by early 2009.  In addition, the Oregon Health & Science University’s Vaccine and Gene Therapy Institute will be expanding into a 130,000 square-foot facility, and the Mann Research Center, a six-building life sciences complex adjacent to both facilities is planned, along with a new medical campus for Martin Memorial Health Systems.  This local expansion is estimated to bring hundreds of new job opportunities to the St. Lucie County area.   Our sixth branch office, estimated to open in the second quarter of 2008, will be located on Gatlin Boulevard, just outside of the Tradition development.

In Martin County, some of the major employers include Martin Memorial Health Systems, Martin County School Board, and Armellini Express Lines. In Indian River County, Vero Beach is the home of the Los Angeles Dodgers Spring-training facilities. The major employers in the area are the school district, the local hospital, county government, the Sheriff’s Department, Publix Supermarkets and Piper Aviation.

Competition

Competition for deposits and loans is intense among financial institutions in Florida and particularly in areas of high population concentrations such as St. Lucie, Martin and Indian River Counties. Our competitors include institutions such as Riverside National Bank of Florida, Bank of America, SunTrust, Wachovia Bank, Seacoast National Bank, National City Bank, Gulfstream Business Bank, Indian River National Bank, other commercial banks, savings banks, and credit unions. Additional competition for deposits comes from government securities, money-market funds, mutual fund and securities brokerage firms. Many of these competitors have substantially greater resources, higher lending limits, larger branch networks and are able to offer a broader range of products and services than we are able to offer.

The primary factors in competing for deposits are interest rates, the range of financial services offered, convenience of office locations, and the flexibility of office hours. The primary factors in competing for loans include interest rates, loan fees, flexible terms, and timely loan decisions. We compete for deposits by offering a variety of deposit programs geared to our potential customers. By developing strong ties in the local community and providing a high quality of personal banking services to families, professionals, retirees, and owner-operated businesses with an emphasis on flexibility and timely responses to customer demands, we believe that we can successfully compete in our market for deposits.

With respect to loans, we have targeted small to medium-sized businesses as our customer base, because we believe that the large out-of-state financial institutions continue to shift the focus away from these business opportunities.

Loan Activities

General.  Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2007, the net loan portfolio totaled $172.3 million, or 88% of total assets.

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

We are permitted to lend up to 100% of the appraised value of the real property securing a single family residential mortgage loan. However, if the amount of a conventional, residential loan (including a construction loan or a combination construction and permanent loan) originated or refinanced exceeds 80% of the appraised value or of the purchase price, whichever is less, we are required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the value of the property or 65% on “raw” land loans.  We will originate single-family residential mortgage loans with up to a 90% loan-to-value ratio if the required private mortgage insurance is obtained. Loans over 90% loan-to-value ratio are limited to special community support programs or one of the FHA, VA, or Farmers Home Administration guarantee or insurance programs.  The loan-to-value ratio on a home secured by a junior lien generally does not exceed 90%, including the amount of the first mortgage, of the collateral. With respect to home loans granted for construction or combination construction/permanent financing, we will lend up to 80% of the appraised value of the property on an “as completed” basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 80% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property.

The maximum amount which we could have loaned to one borrower and the borrower’s related entities as of December 31, 2007, was approximately $4.5 million on a secured basis, according to the Florida Banking Statutes, 658.48 or $2.5 million on a secured basis, based on our in-house policy limit. Our largest loan to a single borrower is a $2.7 million loan to a Florida corporation, secured by a first commercial real estate mortgage on a gas station/convenience store.  The loan is current.

Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in St. Lucie, Martin and Indian River Counties. These types of loans amounted to $83 million or 47% of the total loan portfolio as of December 31, 2007. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years.

Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 80%.  Loans secured by this type of collateral will continue to be a part of our future loan program.  Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. At December 31, 2007, the largest commercial and multi-family real estate loan was approximately $2.7 million secured by 2.34 acres of land and improvements for thirteen condominium units. The loan is current.

                Commercial Loans.  Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2007, the largest commercial loan not secured by real estate was $1.5 million loan to a corporation, secured by corporate stock. While we have made Small Business Administration loans, we generally will underwrite commercial loans for our own portfolio utilizing other sources of collateral and a maximum of 80% loan to value. The majority of our commercial loans are adjustable-rate loans with adjustment periods ranging from daily to 5 years. As of December 31, 2007 we had $60 million in commercial loans, which was 34% of the total loan portfolio.

Residential  Real Estate Loans.  We currently originate fixed-rate residential mortgage loans and adjustable-rate mortgage loans for terms of up to 30 years. As of December 31, 2007, $48,000 or less than 0.25% of our total loan portfolio consisted of one-to-four family residential real estate loans.  As of such date, all of these loans were adjustable-rate mortgage loans.

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

Consumer Loans.  We make various types of consumer loans, the majority of which are installment loans, which also include automobile and boat loans, and home equity loans.  Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to our customers and because the shorter term and normally higher interest rates on such loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of installment consumer loans generally range from one to five years and are typically at a fixed rate of interest, while home equity loans are at a variable rate of interest.  Underwriting standards for consumer loans include an assessment of the applicant’s repayment history on other debts and ability to meet existing obligations and payments on the proposed loans.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In some cases, repossessed collateral may not provide full repayment of the outstanding loan balance. Our belief is that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and, therefore, we intend to continue to increase our investment in these types of loans. As of December 31, 2007, consumer loans amounted to $21 million, or 12% of the total loan portfolio.

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

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to full collection of all principal and interest.

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

At December 31, 2007, we had $1.8 million of non-accruing loans which were contractually past due 90 days or more, and some renegotiated debt.  As of December 31, 2007, we have never held real estate classified as “OREO”.

Asset Classification

Commercial banks are required to review and when appropriate classify their assets on a regular basis.  The FDIC and state banking examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If full collection of principal and interest is doubtful, the insured institution establishes specific allowance for loan losses, in accordance with the guidelines established under FAS114.  All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored. At December 31, 2007, we did not have a material amount of loans classified as substandard, doubtful, or loss.

Provision for Losses on Loans

The provision for loan losses is established through a provision for loan losses charged against income.  Loans are charged against the provision when we believe that the full collection of principal and interest is doubtful or when an actual loss is incurred. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific impaired loans, and current anticipated economic conditions that may affect the borrower’s ability to pay. While we use the best information available to us to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions. At December 31, 2007, our total allowance for loan losses was approximately $2.4 million representing 1.36% of total loans.

Personnel

As of December 31, 2007, we had 73 full-time employees and 8 part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees to be good.

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

First Peoples Bank

As a state-chartered bank, the Bank is subject to the supervision and regulation of the Department and the FDIC. Our deposits are insured by the FDIC for a maximum of $100,000 per depositor.  Certain retirement accounts are insured up to $250,000. For this protection, we must pay a semi-annual statutory assessment and comply with the rules and regulations of the FDIC. The assessment levied on a bank for deposit insurance varies, depending on the capital position of each bank, and other supervisory factors. Currently, we are subject to the statutory assessment.

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

Anti-Money Laundering

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

ITEM 2.                      DESCRIPTION OF PROPERTY

Our main office was purchased in 2002 for approximately $1.1 million.  It is located at 1301 SE Port St. Lucie Boulevard, Port St. Lucie, Florida 34952.  We purchased land in 2001 and built a two-story, 9,600 square foot branch building located at 2500 Virginia Avenue, Fort Pierce, Florida.  The entire first floor and 649 square feet of the second floor are occupied by the Bank, and it opened for business in June of 2004. The remaining 4,376 square feet on the second floor is leased to a third party. We also lease our Stuart, Palm City and Vero Beach branches. The Bank’s Operations Center, located in Jensen Beach, Florida opened in March of 2007, and is also leased.  The Gatlin Boulevard, Port St. Lucie, Florida branch office is anticipated to open in the second quarter of 2008, and will be owned by the Company, with a 50-year ground lease.

ITEM 3.                      LEGAL PROCEEDINGS

There are no material proceedings to which FPB or the Bank is a party or to which any of our properties are subject which are not in the ordinary course of business.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our shareholders voted on no matters during the fourth quarter of 2007.

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

Calendar Quarter Ended	High	Low	Closing

September 30, 2006	$18.30	$16.00	$16.50
December 31, 2006	$18.20	$16.20	$17.50
March 31, 2007	$17.14	$15.70	$16.19
June 30, 2007	$16.66	$14.19	$15.75
September 30, 2007	$15.89	$13.24	$13.40
December 31, 2007	$13.35	$9.71	$9.80

On June 15, 2007 and May 17, 2006, FPB paid a 5% stock dividend.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 2 of the 2007 Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained at pages 3 through 18 of the 2007 Annual Report. The 2007 Annual Report is attached hereto as Exhibit 13.

ITEM 7.                      FINANCIAL STATEMENTS

FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 2 of the 2007 Annual Report and the section entitled “Consolidated Financial Statements” contained at pages 19 through 46 of the 2007 Annual Report. The 2007 Annual Report is attached hereto as Exhibit 13.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Neither FPB nor the Bank has had any disagreements with its accountants.

ITEM 8A(T).                                CONTROLS AND PROCEDURES

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of FPB’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

(c)	Changes in internal controls

FPB made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

ITEM 8B.                      OTHER INFORMATION

FPB experienced no events during the fourth quarter of 2007, which were required to be reported on Form 8-K which were not so reported.

PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information appearing under the headings “Election of Directors” of the definitive Proxy Statement and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” of the definitive Proxy Statement relating to the annual meeting of shareholders, scheduled to be held on April 30, 2008, is incorporated herein by reference.  None of the officers and directors named in those sections has been involved in any material legal proceedings.  We have adopted a code of ethics that applies to our executive officers, a copy of which was been filed with our 2005 Form 10-KSB as Exhibit 14.  Persons who would like a copy of such code of ethics may receive one without charge upon request made to Nancy E. Aumack, Chief Financial Officer, FPB Bancorp, Inc., 1792 NE Jensen Beach Blvd., Jensen Beach, Florida 34957.

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

Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an (a) were previously filed as a part of the Company’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000; those marked with a (b) were filed with the Company’s From 10-KSB on March 31, 2003; those marked with a (c) were filed with the Company’s Definitive Schedule 14A on October 26, 2005; those marked with a (d) were filed with the Company's Form 8-A on November 16, 2001; those marked with an (e) were filed with the Company's Form 10-QSB/A on August 2, 2007; those marked with an (f) were filed with the Company’s Form 10-Q on November 6, 2007; and those marked with a (g) were filed with the Company’s Form 10-KSB on March 28, 2005.

Exhibit No.	Description of Exhibit
(d)3.1	Articles of Incorporation
(d)3.2	Bylaws
(f) 3.3	Amendment to Bylaws
(d)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
(b)4.5	Amendment to First Peoples Bank Stock Option Plan
(c)4.6	2005 Stock Compensation Plan
(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
(f)10.2	Amended and Restated Employment Agreement for David W. Skiles
(e)10.3	Amended and Restated Change in Control Agreement for Nancy E. Aumack
(e)10.4	Amended and Restated Change in Control Agreement for Stephen J. Krumfolz
(e)10.5	Amended and Restated Change in Control Agreement for Marge Riley
13	2007 Annual Report
(g)14	Code of Ethics
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

ITEM 14.                      PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

FPB hereby incorporates the section entitled “Ratification Of The Appointment Of Auditors For Fiscal Year Ending December 31, 2007” contained in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPB BANCORP, INC.

Date: March 12, 2008                                                                           By: /s/ David W. Skiles
                                        David W. Skiles
              Principal Executive Officer, President and Director

Date: March 12, 2008                                                                           By: /s/ Nancy E. Aumack
                                         Nancy E. Aumack
              Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ Gary A. Berger
Gary A. Berger	Chairman of the Board	March 6, 2008

Donald J. Cuozzo	Director	March __, 2008

/s/ Ann L. Decker
Ann L. Decker	Corporate Secretary and Director	March 10, 2008

Paul J. Miret	Director	March __, 2008

/s/ Robert L. Schweiger
Robert L. Schweiger	Director	March 6, 2008

/s/ Robert L. Seeley
Robert L. Seeley	Director	March 6, 2008

/s/ David W. Skiles	Chief Executive Officer
David W. Skiles	President and Director	March 12, 2008

Paul A. Zinter	Vice Chairman of the Board	March __, 2008