Form 10QSB
period 2008-03-31
FPB BANCORP INC
filed 2008-05-13
CIK 1162245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from   to

Commission File Number 000-33351
FPB BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)
Florida	65-1147861
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 SE Port St. Lucie Boulevard
Port St. Lucie, Florida 34952
(Address of Principal Executive Offices)

(772) 225-5930
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES  ☑  NO  ☐

  Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-      accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer ☐        Accelerated filer ☐

Non-accelerated filer   ☐          Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as  of the latest practicable date:

Common stock, par value $.01 per share	2,058,047 shares
(class)	Outstanding at April 30, 2008

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

FPB BANCORP, INC. AND SUBSIDIARY

INDEX

PART I. FINANCIAL INFORMATION

Index
FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
Assets	2008	2007
	(unaudited)

Cash and due from banks	$3,341	$4,079
Federal funds sold	12,345	2,466
Interest-bearing deposits with banks	192	250

Total cash and cash equivalents	15,878	6,795

Securities available for sale	9,271	6,789
Securities held to maturity (market value of $4)	4	4
Loans, net of allowance for loan losses of $2,450 and $2,393	178,389	172,251
Premises and equipment, net	5,900	5,466
Federal Home Loan Bank stock, at cost	358	280
Accrued interest receivable	950	983
Bank-owned life insurance	2,708	2,681
Other assets	2,091	1,504

Total assets	$215,549	$196,753

Liabilities and Stockholders' Equity

Liabilities:
Non-interest bearing demand deposits	22,793	23,141
Savings, NOW and money-market deposits	32,943	33,357
Time deposits	136,645	116,179

Total deposits	192,381	172,677

Official checks	710	1,214
Federal Home Loan Bank advance	100	100
Other liabilities	832	831

Total liabilities	194,023	174,822

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value; 5,000,000 shares authorized, 2,058,047 shares issued and outstanding	20	20
Additional paid-in capital	23,821	23,813
Accumulated deficit	(2,359)	(1,936)
Accumulated other comprehensive income	44	34

Total stockholders' equity	21,526	21,931

Total liabilities and stockholders' equity	$215,549	$196,753

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2008	2007
Interest income:
Loans	$3,432	$2,807
Securities	105	84
Other	40	77

Total interest income	3,577	2,968

Interest expense:
Deposits	1,770	1,269
Interest on borrowings	6	1

Total interest expense	1,776	1,270

Net interest income	1,801	1,698
Provision for loan losses	559	95
Net interest income after provision for loan losses	1,242	1,603

Non-interest income:
Service charges and fees on deposit accounts	124	118
Loan brokerage fees	30	76
Gain on sale of loans held for sale	15	63
Gain on sale of securities available for sale	20	-
Income from bank-owned life insurance	27	27
Other fees	8	6

Total non-interest income	224	290

Non-interest expenses:
Salaries and employee benefits	985	918
Occupancy and equipment	372	268
Advertising	113	149
Data processing	159	110
Supplies	56	41
Professional fees	112	40
Other	287	235

Total non-interest expenses	2,084	1,761

(Loss) earnings before income taxes	(618)	132
Income tax (benefit) expense	(237)	46
Net (loss) earnings	$(381)	$86
Net (loss) earnings per share:
Basic	$(.19)	$.04
Diluted	$(.19)	$.04
Dividends per share	$-	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2008 and 2007
(Dollars in thousands)
					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-In	Accumulated	hensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity

Balance at December 31, 2006	$1,906,203	$19	$21,729	$(634)	$(51)	$21,063

Comprehensive income:
Net earnings for the three months ended March 31, 2007 (unaudited)	-	-	-	86	-	86

Net change in unrealized loss on securities available for sale, net of tax of $10 (unaudited)	-	-	-	-	15	15

Comprehensive income (unaudited)						101

Share-based compensation (unaudited)	-	-	9	-	-	9

Balance at March 31, 2007 (unaudited)	$1,906,203	$19	$21,738	$(548)	$(36)	$21,173

Balance at December 31, 2007	$2,058,047	$20	$23,813	$(1,936)	$34	$21,931

Comprehensive loss:
Net loss for the three months ended March 31, 2008 (unaudited)	-	-	-	(381)	-	(381)

Net change in unrealized gain on securities available for sale, net of tax of $6 (unaudited)	-	-	-	-	10	10

Comprehensive loss (unaudited)						(371)

Share-based compensation (unaudited)	-	-	8	-	-	8

Cumulative effect adjustment related to deferred compensation plans, net of tax benefit of $25 (unaudited) (see note 7)	-	-	-	(42)	-	(42)

Balance at March 31, 2008 (unaudited)	$2,058,047	$20	$23,821	$(2,359)	$44	$21,526

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss)earnings	$(381)	$86
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	102	81
Provision for loan losses	559	95
Amortization of loan fees, net	(50)	(16)
Net amortization of premiums and discounts on securities	4	2
Gain on sale of loans held for sale	(15)	(63)
Proceeds from sale of loans held for sale	400	1,593
Originations of loans held for sale	(385)	(1,530)
Gain on sale of securities available for sale	(20)	-
Decrease (increase) in accrued interest receivable	33	(76)
Increase in other assets	(568)	(271)
Decrease in official checks and other liabilities	(570)	(386)
Income from bank-owned life insurance	(27)	(27)
Share-based compensation	8	9

Net cash used in operating activities	(910)	(503)

Cash flows from investing activities:
Purchase of securities available for sale	(7,329)	-
Principal payments on securities available for sale	85	63
Proceeds from sale of securities available for sale	4,794	-
Maturities of securities held to maturity	-	2,000
Principal payments on securities held to maturity	-	1
Net increase in loans	(6,647)	(4,143)
Purchase of premises and equipment	(536)	(524)
Purchase of Federal Home Loan Bank stock	(78)	(21)

Net cash used in investing activities	(9,711)	(2,624)

Cash flows from financing activity-
Net increase in deposits	19,704	13,319

Net increase in cash and cash equivalents	9,083	10,192

Cash and cash equivalents at beginning of period	6,795	5,422

Cash and cash equivalents at end of period	$15,878	$15,614

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized of $10 in 2008	$1,759	$1,257

Income taxes	$-	$86

Index
Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$10	$15

Cumulative effect adjustment related to deferred compensation plans, net of tax benefit of $25 (unaudited)	$(42)	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
General. FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and it’s only business activity is the operation of the Bank.  The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the applicable amounts by the Federal Deposit Insurance Corporation.  The Bank offers a variety of community banking services to individual and corporate customers through its five banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida.  A sixth office is anticipated to open in the second quarter of 2008, on Gatlin Boulevard in Port St. Lucie, Florida.  In addition, an 11,000 square foot Operations Center in Jensen Beach, Florida, opened in March of 2007.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2008, and the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. Information about impaired loans, all of which are collateral dependent, for the three months ended March 31, 2008 and 2007, is as follows (in thousands):

	At March 31,
	2008	2007
Loans identified as impaired:
Gross loans with no related allowance for losses	$1,537	$-
Gross loans with related allowance for loan losses recorded	3,215	311
Less: Allowance on these loans	336	28

Net investment in impaired loans	$4,416	$283

	Three Months Ended March 31,
	2008	2007

Average investment in impaired loans	$2,984	$327

Interest income recognized on impaired loans	$7	$-

Interest income received on impaired loans	$7	$-

During the quarter ending March 31, 2008, five additional loans totaling $2.5 million were identified as impaired, with a net change for the quarter of $2 million.  Management believes that due to the collateral value associated with these loans, no material losses will be incurred.

(continued)

Index
FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. The activity in the allowance for loan losses was as follows (in thousands):

	At March 31,
	2008	2007
Loans identified as impaired:
Gross loans with no related allowance for losses	$1,537	$-
Gross loans with related allowance for loan losses recorded	3,215	311
Less: Allowance on these loans	336	28

Net investment in impaired loans	$4,416	$283

	Three Months Ended March 31,
	2008	2007

Average investment in impaired loans	$2,984	$327

Interest income recognized on impaired loans	$7	$-

Interest income received on impaired loans	$7	$-

Non-accrual and past due loans were as follows (in thousands):

	At March 31,	At December 31,
	2008	2007

Non-accrual loans	$4,735	$1,401
Past due ninety days or more, but still accruing	993	349

	$5,728	$1,750

(3)
Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2008 of the regulatory capital requirements and the Bank's capital on a percentage basis:

	Percentage
	of	Regulatory
	the Bank	Requirement

Tier I capital to total average assets	8.47%	4.00%

Tier I capital to risk-weighted assets	8.98%	4.00%

Total capital to risk-weighted assets	10.23%	8.00%

(continued)

Index
FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)
(Loss) Earnings Per Share. Basic (loss) earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For   2007, diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method.  In 2008, outstanding stock options are not considered dilutive due to the loss incurred by the Company. All per share amounts reflect the 5% stock dividend paid on June 15, 2007.  (Loss) earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2008	2007
Weighted-average number of common shares outstanding used to calculate basic (loss) earnings per common share	2,058,047	2,001,513

Effect of dilutive stock options	-	35,686

Weighted-average number of common shares outstanding used to calculate diluted (loss) earnings per common share	2,058,047	2,037,199

The following options were excluded from the 2007 calculation of earnings per share, due to the exercise price being above the average market price:

	Number	Exercise
	Outstanding	Price	Expire

For the three months ended March 31, 2007	16,158	$17.50	2017

Index
FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)
Share-Based Compensation.  The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123 (R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company established a Stock Option Plan in 1998 (“1998 Plan”) for directors, officers and employees of the Company. The 1998 Plan as amended provides for 131,553 shares (adjusted) of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The options expire ten years from the date of grant. At March 31, 2008, 1,188 shares (adjusted) remain available for grant. All per share amounts reflect the 5% stock dividend paid on June 15, 2007. A summary of stock option information follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	94,932	$10.19
Options exercised	(56,929)	(9.12)
Options forfeited	(1,050)	(15.42)

Outstanding at December 31, 2007	36,953	11.68
Options granted	579	8.50
Options forfeited	(607)	(9.52)

Options outstanding at March31, 2008	36,925	$11.67	3.09 years	$-

Options exercisable at March 31, 2008	36,346	$11.72	3.05 years	$-

In 2005, the Company established a new option plan (“2005 Plan”) for directors, officers and employees of the Company.  The 2005 Plan provides for 158,743 shares (adjusted) of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The 2005 Plan allows for various vesting periods. All options expire ten years from the date of grant.  At March 31, 2008, 38,932 shares (adjusted) remain available for grant.  All per share amounts reflect the 5% stock dividend paid on June 15, 2007.

(continued)

Index
FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5) Share-Based Compensation, continued

A summary of stock option information follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	87,573	15.42
Options forfeited	(2,756)	(15.42)
Options granted	16,966	16.67

Options outstanding at December 31, 2007	101,783	15.63

Options forfeited	(5,180)	(15.42)
Options granted	23,208	8.89

Options outstanding at March 31, 2008	119,811	$14.33	8.46 years	$1

Options exercisable at March 31, 2008	82,700	$15.51	8.04 years	$-

The fair value of each option granted in the first quarter of 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2008	2007
Dividend yield	-%	-%
Expected life in years	6 – 6.5 years	6 years
Expected stock volatility	23.44%-28.20%	18.62%
Risk-free interest rate	4.88%-4.98%	3.88%
Per share grant-date fair value of options
issued during the period	$3.11 - $3.40	$4.96

No stock options were exercised during the three months ended March 31, 2008 or 2007.

(continued)

Index
FPB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5)
Share-Based Compensation, Continued   The Company has examined its historical pattern of option exercises by its directors and employees in an effort to determine if there was any pattern based on these populations.  From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission to determine the estimated life of options.  Expected volatility is based on historical volatility of the Company's common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.  The dividend yield assumptions are based on the Company’s history and expectation of dividend payments.

The total fair value of shares vested and recognized as compensation expense was $8,000 and $9,000 for the three months ended March 31, 2008 and 2007 respectively. As of March 31, 2008, the Company had 37,690 (adjusted) stock options not fully vested and there was $128,000 of total unrecognized compensation cost related to these non-vested options. This cost is expected to be recognized monthly over a weighted-average period of 2.18 years on a straight-line basis.

(6)
  Fair Value Measurements.   Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with generally accepted accounting principles. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

The Company performs fair-market valuations on certain assets as the result of the application of accounting guidelines that were in effect prior to the adoption of SFAS 157.  These assets include securities that are available for sale and are valued based upon open-market quotes obtained from reputable third-party brokers which is considered a Level 2 fair value measurement. Level 2 fair value measurements are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities that are not active. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks, and default rates. Changes  in fair value are recorded in other comprehensive income (loss).

Also effective January 1, 2008, the company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Management determined that this Statement had no material effect on the Company’s consolidated financial statements.

(continued)

Index
FPB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7)
Cumulative Effect Adjustment Related to Deferred Compensation Plans. During 2007, the Financial Accounting Standards Board issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires an employer to recognize a liability for postretirement death benefits provided under endorsement split-dollar agreements. An endorsement split-dollar agreement is an arrangement whereby  an employer owns a life insurance policy that covers the life of an employee and, pursuant to a separate agreement, endorses a portion of the policy’s death benefits to the insured employee’s beneficiary. EITF  06-4 is effective for fiscal years beginning after December 15, 2007. The Company has entered into Supplemental Death Benefit Agreements with certain of its directors and  executive officers pursuant to which the Company has agreed to pay a portion of the death benefit payable under certain life insurance policies owned by the Company to the directors’ or  executives’ beneficiaries upon  their death. As a result of the adoption of EITF 06-4, the Company recognized a cumulative effect adjustment (decrease) to retained earnings of $(42,000) representing additional  liability $67,000 required to be provided under EITF 06-4 on January 1, 2008 relating to the agreements, net of deferred income taxes of $25,000.

Index
FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Index

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.
Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the "Company") as of March 31, 2008, and the related condensed consolidated statements of operations, stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
May 1, 2008

Index
FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and it’s only business activity is the operation of the Bank.  The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the applicable amounts by the Federal Deposit Insurance Corporation.  The Bank offers a variety of community banking services to individual and corporate customers through its five banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida.  A sixth office is anticipated to open in the second quarter of 2008, on Gatlin Boulevard in Port St. Lucie, Florida.  In addition, an 11,000 square foot Operations Center in Jensen Beach, Florida, opened in March of 2007.

Liquidity and Capital Resources

The Company's primary source of cash during the three months ended March 31, 2008 was from net deposit inflows of approximately $19.7 million and the sales of securities available for sale of approximately $4.8 million. Cash was used primarily for net loan originations of approximately $6.6 million and the purchase of securities available for sale of approximately $7.3 million. At March 31, 2008, the Company had time deposits of $78.5 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2008	2007	2007
Average equity as a percentage of average assets	10.47%	12.11%	13.48%

Equity to total assets at end of period	9.99%	11.15%	12.72%

Return on average assets (1)	(.74%)	.10%	.22%

Return on average equity (1)	(7.03%)	.83%	1.63%

Noninterest expenses to average assets (1)	4.03%	4.18%	4.49%

Nonperforming loans to total assets at end of period	2.66%	.89%	.19%

(1)	Annualized for the three months ended March 31, 2008 and 2007.

Index
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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at March 31, 2008, follows (in thousands):

Contract
Amount

Commitments to extend credit	$9,282

Available lines of credit	$23,284

Standby letters of credit	$187

Management believes that the Company has adequate resources to fund all of its commitments.

Index
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

	Three Months Ended March 31,
	2008			2007
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$180,992	3,432	7.58%	$132,841	2,807	8.45%
Securities	8,578	105	4.90	7,728	84	4.35
Other (1)	6,015	40	2.66	6,174	77	4.99

Total interest-earning assets	195,585	3,577	7.32	146,743	2,968	8.09

Noninterest-earning assets	11,346			10,001

Total assets	$206,931			$156,744

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	32,691	237	2.90	33,335	271	3.25
Time deposits	128,753	1,533	4.76	77,207	998	5.17
Borrowings	100	6	2.40	100	1	4.00

Total interest-bearing liabilities	161,544	1,776	4.40	110,642	1,270	4.59

Demand deposits	20,743			20,994
Noninterest-bearing liabilities	2,971			3,975
Stockholders' equity	21,673			21,133

Total liabilities and stockholders' equity	$206,931			$156,744

Net interest income		$1,801			$1,698

Interest-rate spread (2)			2.92%			3.50%

Net interest margin (3)			3.68%			4.63%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.21			1.33

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Index
FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007

General.  Net loss for the three months ended March 31, 2008, was $(381,000) or $(.19) per basic and diluted share compared to net earnings of $86,000 or $.04 per basic and diluted share for the three month period ended March 31, 2007. This decrease in the Company's net earnings was primarily due to an increase in interest expense, noninterest expense and the provision for loan losses, which was partially offset by an increase in interest income and a decrease in income tax expense.

Interest Income.  Interest income increased to $3.6 million for the three months ended March 31, 2008 from $3.0 million for the three months ended March 31, 2007.  Interest income on loans increased to $3.4 million due to an increase in the average loan portfolio balance for the three months ended March 31, 2008, partially offset by a decrease in the average rate paid.

Interest Expense.  Interest expense increased to $1.8 million for the three months ended March 31, 2008, from $1.3 million for the three months ended March 31, 2007.  Interest expense increased due to an increase in the average balance of deposits, partially offset by a decrease in the average rate paid on deposits in 2008.

Provision for Loan Losses.  The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of impaired loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 2008, was $559,000 compared to $95,000 for the same period in 2007.  Management believes the balance in the allowance for loan losses of $2.5 million at March 31, 2008, is adequate.

Noninterest Income.  Total noninterest income decreased to $224,000 for the three months ended March 31, 2008, from $290,000 for the three months ended March 31, 2007 primarily as a result of a decrease in loan brokerage fees and gains recognized on sale of loans held for sale, partially offset by an increase in gains recognized on the sale of securities available for sale.

Noninterest Expenses.  Total noninterest expenses increased to $2.1 million for the three months ended March 31, 2008 from $1.8 million for the three months ended March 31, 2007, primarily due to an increase in employee compensation and benefits of $67,000, an increase in occupancy and equipment of $104,000, an increase in data processing of $49,000, and an increase in professional fees and other expenses of $124,000, all due to the continued growth and expansion of the Company.

Income Taxes. The income tax benefit for the three months ended March 31, 2008, was $237,000 compared to an income tax provision of $46,000 for the three months ended March 31, 2007.

Index
FPB BANCORP, INC. AND SUBSIDIARY

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

   We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive Officer and Principal Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls

   We have made no significant changes in its internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(c)	Limitations on the Effectiveness of Controls

   Our Management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control  system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.   Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

   The design of any system of controls also is based in part upon certain assumptions about the   likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Index
FPB BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 6.	Exhibits

Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an (a) were previously filed as a part of the Company’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000; those marked with a (b) were filed with the Company’s 2003 Proxy Statement filed with the Security and Exchange Commission (“SEC”) on March 28, 2003; those marked with a (c) were filed with the Company’s Definitive Schedule 14A filed with the SEC on October 26, 2005; those marked with a (d) were filed with the Company’s Form 8-A with the SEC on November 16, 2001; those marked with an (e) were filed with the Company’s Form 10-QSB with the SEC on August 2, 2007; and those marked with an (f) were filed with the Company’s Form 10-QSB with the SEC on November 6, 2007.

Exhibit No.	Description of Exhibit

(d)3.1	Articles of Incorporation
(d)3.2	Bylaws
(e)3.3	Amendment to the Bylaws, Adopted August 15, 2007
(a)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
(a)4.4	Non-Qualified Stock Option Agreement
(b)4.5	Amendment to First Peoples Bank Stock Option Plan
(c)4.6	2005 Stock Compensation Plan
(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
(f)10.2	Amended and Restated Employment Agreement for David W. Skiles
(e)10.3	Amended and Restated Change in Control Agreement for Nancy E. Aumack
(e)10.4	Amended and Restated Change in Control Agreement for Stephen J. Krumfolz
(e)10.5	Amended and Restated Change in Control Agreement for Marge Riley
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index
FPB BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC.
(Registrant)

Date:	May 2, 2008	By:	/s/ David W. Skiles
David W. Skiles, Principal Executive Officer, President and Chief Executive Officer

Date:	May 2, 2008	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Principal Financial Officer, Senior Vice President and Chief Financial Officer