Form 10-Q
period 2008-06-30
FPB BANCORP INC
filed 2008-08-11
CIK 1162245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

(Do not check if a smaller reporting company)

   Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as  of the latest practicable date:

Common stock, par value $.01 per share	2,058,047 shares
(class)	Outstanding at July 31, 2008

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

FPB BANCORP, INC. AND SUBSIDIARY

Index

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
Assets	2008	2007
	(unaudited)

Cash and due from banks	$3,508	$4,079
Federal funds sold	4,108	2,466
Interest-bearing deposits with banks	211	250

Total cash and cash equivalents	7,827	6,795

Securities available for sale	10,941	6,789
Securities held to maturity (market value of $2 and $4)	2	4
Loans, net of allowance for loan losses of $2,569 and $2,393	182,254	172,251
Premises and equipment, net	6,108	5,466
Federal Home Loan Bank stock, at cost	358	280
Accrued interest receivable	986	983
Bank-owned life insurance	2,735	2,681
Other assets	2,479	1,504

Total assets	$213,690	$196,753

Liabilities and Stockholders' Equity

Liabilities:
Non-interest bearing demand deposits	25,154	23,141
Savings, NOW and money-market deposits	40,465	33,357
Time deposits	124,769	116,179

Total deposits	190,388	172,677

Official checks	1,089	1,214
Federal Home Loan Bank advance	100	100
Other liabilities	1,003	831

Total liabilities	192,580	174,822

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value; 5,000,000 shares authorized, 2,058,047 shares issued and outstanding	20	20
Additional paid-in capital	23,839	23,813
Accumulated deficit	(2,650)	(1,936)
Accumulated other comprehensive (loss) income	(99)	34

Total stockholders' equity	21,110	21,931

Total liabilities and stockholders' equity	$213,690	$196,753

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans	$3,266	$3,084	$6,698	$5,891
Securities	135	84	240	168
Other	54	118	94	195

Total interest income	3,455	3,286	7,032	6,254

Interest expense:
Deposits	1,706	1,417	3,476	2,686
Interest on borrowings	1	-	7	1

Total interest expense	1,707	1,417	3,483	2,687

Net interest income	1,748	1,869	3,549	3,567
Provision for loan losses	273	221	832	316
Net interest income after provision for loan losses	1,475	1,648	2,717	3,251

Non-interest income:
Service charges and fees on deposit accounts	132	118	256	236
Loan brokerage fees	46	64	76	140
Gain on sale of loans held for sale	-	50	15	113
Gain on sale of securities available for sale	-	-	20	-
Income from bank-owned life insurance	27	28	54	55
Other fees	1	8	9	14

Total non-interest income	206	268	430	558

Non-interest expense:
Salaries and employee benefits	1,016	966	2,001	1,884
Occupancy and equipment	388	295	760	563
Advertising	97	162	210	311
Data processing	152	125	311	235
Supplies	45	40	101	81
Professional fees	147	30	259	70
Other	305	245	592	480

Total non-interest expense	2,150	1,863	4,234	3,624

(Loss) earnings before income taxes	(469)	53	(1087)	185
Income tax (benefit) expense	(178)	16	(415)	62
Net (loss) earnings	$(291)	$37	$(672)	$123
Net (loss) earnings per share:
Basic	$(.14)	$.02	$(.33)	$.06
Diluted	$(.14)	$.02	$(.33)	$.06
Dividends per share	$-	$-	$-	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Six Months Ended June 30, 2008 and 2007
(Dollars in thousands)

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-In	Accumulated	hensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity

Balance at December 31, 2006	1,906,203	$19	$21,729	$(634)	$(51)	$21,063

Comprehensive income:
Net earnings for the six months ended June 30, 2007 (unaudited)	-	-	-	123	-	123

Net change in unrealized loss on securities available for sale, net of tax (unaudited)	-	-	-	-	(1)	(1)

Comprehensive income (unaudited)						122
5% stock dividend, fractional shares paid in cash of $6 (unaudited)	94,915	1	1,472	(1,479)	-	(6)
Share-based compensation (unaudited)	-	-	17	-	-	17
Proceeds from exercise of common stock options (unaudited)	13,376	-	122	-	-	122
Tax benefit from common stock options exercised (unaudited)	-	-	24	-	-	24
Balance at June 30, 2007 (unaudited)	2,014,494	$20	$23,364	$(1,990)	$(52)	$21,342

Balance at December 31, 2007	2,058,047	$20	$23,813	$(1,936)	$34	$21,931

Comprehensive loss:
Net loss for the six months ended June 30, 2008 (unaudited)	-	-	-	(672)	-	(672)

Net change in unrealized gain on securities available for sale, net of tax (unaudited)	-	-	-	-	(133)	(133)

Comprehensive loss (unaudited)						(805)

Share-based compensation (unaudited)	-	-	26	-	-	26

Cumulative effect adjustment related to deferred compensation plans, net of tax benefit of $25 (unaudited) (see note 7)	-	-	-	(42)	-	(42)

Balance at June 30, 2008 (unaudited)	2,058,047	$20	$23,839	$(2,650)	$(99)	$21,110

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(672)	$123
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	217	177
Provision for loan losses	832	316
Amortization of loan fees, net	(125)	(77)
Net amortization of premiums and discounts on securities	4	3
Gain on sale of loans held for sale	(15)	(113)
Proceeds from sale of loans held for sale	400	2,654
Originations of loans held for sale	(385)	(2,541)
Gain on sale of securities available for sale	(20)	-
Increase in accrued interest receivable	(3)	(87)
Increase in other assets	(895)	(552)
Increase (decrease) in official checks and other liabilities	5	(770)
Income from bank-owned life insurance	(54)	(55)
Share-based compensation	26	17

Net cash used in operating activities	(685)	(905)

Cash flows from investing activities:
Purchase of securities available for sale	(9,328)	(2,000)
Principal payments on securities available for sale	185	139
Proceeds from sale of securities available for sale	4,794	-
Maturities of securities held to maturity	-	2,500
Principal payments on securities held to maturity	2	3
Net increase in loans	(10,710)	(22,678)
Purchase of premises and equipment	(859)	(448)
Purchase of Federal Home Loan Bank stock	(78)	(21)

Net cash used in investing activities	(15,994)	(22,505)

Cash flows from financing activities:
Net increase in deposits	17,711	24,811
Proceeds from the exercise of common stock options	-	122
Tax benefit associated with exercise of common stock options	-	24
Fractional shares of stock dividend paid in cash	-	(6)

Net cash provided by financing activities	17,711	24,951

Net increase in cash and cash equivalents	1,032	1,541

Cash and cash equivalents at beginning of period	6,795	5,422

Cash and cash equivalents at end of period	$7,827	$6,963

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized of $21 in 2008	$3,441	$2,692
Income taxes	$75	$370

FPB BANCORP, INC. AND SUBSIDIARY

Non-cash transactions:
Accumulated other comprehensive (loss) income, net change in unrealized gain (loss) on securities available for sale, net of tax	$(133)	$(1)

Common stock dividend	$-	$1,473

Cumulative effect adjustment related to deferred compensation plans, net of tax benefit of $25 (unaudited)	$(42)	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
General. FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank.  The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation.  The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida.  The newest office opened on May 22, 2008, on Gatlin Boulevard in Port St. Lucie, Florida.  In addition, an 11,000 square foot Operations Center in Jensen Beach, Florida, opened in March of 2007.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2008, and the results of operations for the three and six-month periods ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

(2)
Loan Impairment and Credit Losses. Information about impaired loans, the majority of which are collateral dependent, at June 30, 2008 and 2007 and for the three and six months ended June 30, 2008 and 2007, is as follows (in thousands):

	At June 30,
	2008	2007
Loans identified as impaired:
Gross loans with no related allowance for losses	$1,944	$172
Gross loans with related allowance for loan losses recorded	4,388	483
Less: Allowance on these loans	391	126

Net investment in impaired loans	$5,941	$529

	Three		Six
	months ended		months ended
	June 30,		June 30,

	2008	2007	2008	2007

Average investment in impaired loans	$5,707	$662	$4,345	$483
Interest income recognized on impaired loans	$7	$17	$14	$17
Interest income received on impaired loans	$7	$11	$14	$11

(continued)

Index

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)
Loan Impairment and Credit Losses, Continued.   Although the Company has no exposure to the sub- prime lending issue that is affecting many banks, we have seen a sharp increase in 2008 in our  impaired loans, as a result of decreased collateral values, declining credit quality and the overall  weak economy.   Aggressive action has been taken to identify loan impairment and this in turn has led  to an increase of over 163% in our provision for loan losses in the six months of 2008.   Management  continues to believe that due to the collateral value associated with these loans, no material losses  will be incurred. Management believes the balance in the allowance for loan losses of $2.6 million is adequate to provide for any potential losses on loans currently considered impaired.

During the quarter ending June 30, 2008, three additional loans totaling $1.7 million were identified as impaired, with a net change for the quarter of $1.5 million.

The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance at beginning of period	$2,450	$1,837	$2,393	$1,801
Provision for loan losses	273	221	832	316
(Charge-offs), net of recoveries	(154)	(13)	(656)	(72

Balance at end of period	$2,569	$2,045	$2,569	$2,045

Non-accrual and past due loans were as follows (in thousands):
	At June 30,	At December 31,
	2008	2007

Non-accrual loans	$6,051	$1,401
Past due ninety days or more, but still accruing	1,073	349

	$7,124	$1,750

(3)
Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2008 of the regulatory capital requirements and the Bank's capital on a percentage basis:

	Percentage
	of	Regulatory
	the Bank	Requirement

Tier 1 capital to total average assets	8.71%	4.00%

Tier 1 capital to risk-weighted assets	9.56%	4.00%

Total capital to risk-weighted assets	10.79%	8.00%
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted-average number of common shares outstanding used to calculate basic (loss) earnings per common share	2,058,047	2,005,969	2,058,047	2,006,146

Effect of dilutive stock options	-	25,700	-	27,777

Weighted-average number of common shares outstanding used to calculate diluted (loss) earnings per common share	2,058,047	2,031,669	2,058,047	2,033,923

   The following options were excluded from the 2007 calculation of earnings per share, due to the exercise price being above the average market price:

	Number	Exercise
	Outstanding	Price	Expire

For the three months ended June 30, 2007	119,740	$15.42-16.67	2015-2017

For the six months ended June 30, 2007	16,966	$16.67	2017

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

The Company established a Stock Option Plan in 1998 (“1998 Plan”) for directors, officers and employees of the Company. The 1998 Plan as amended provides for 131,553 shares (adjusted) of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The options expire ten years from the date of grant. At June 30, 2008, 1,352 shares (adjusted) remain available for grant. All per share amounts reflect the 5% stock dividend paid on June 15, 2007. A summary of stock option information follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	94,932	$10.19
Options exercised	(56,929)	(9.12)
Options forfeited	(1,050)	(15.42)

Outstanding at December 31, 2007	36,953	11.68
Options granted	579	8.50
Options forfeited	(771)	(9.52)

Options outstanding at June 30, 2008	36,761	$11.68	2.84 years	$-

Options exercisable at June 30, 2008	36,182	$11.77	2.80 years	$-

In 2005, the Company established a new option plan (“2005 Plan”) for directors, officers and employees of the Company.  The 2005 Plan provides for 158,743 shares (adjusted) of common stock to be available for grant.  The exercise price of the stock options is at or above the fair market value of the common stock on the date of grant.  The 2005 Plan allows for various vesting periods. All options expire ten years from the date of grant.  At June 30, 2008, 34,432 shares (adjusted) remain available for grant.  All per share amounts reflect the 5% stock dividend paid on June 15, 2007.
(continued)

Index
FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5) Share-Based Compensation, continued

A summary of stock option information follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	87,573	15.42
Options forfeited	(2,756)	(15.42)
Options granted	16,966	16.67

Options outstanding at December 31, 2007	101,783	15.63

Options forfeited	(5,180)	(15.42)
Options granted	27,708	9.34

Options outstanding at June 30, 2008	124,311	$14.24	8.25 years	$-

Options exercisable at June 30, 2008	83,436	$15.50	7.80 years	$-

The fair value of each option granted in 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2008	2007
Dividend yield	-%	-%
Expected life in years	6 – 6.5 years	6 years
Expected stock volatility	23.44%-28.74%	18.62%
Risk-free interest rate	4.07%-4.98%	3.88%
Per share grant-date fair value of options
issued during the period	$2.27 - $3.40	$4.96

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

No stock options were exercised during the six-months ended June 30, 2008.  The total intrinsic value of options exercised for the six months ended June 30, 2007 was $90,000 and the related tax benefit recognized was $24,000. The total fair value of shares vested and recognized as compensation expense was $26,000 and $17,000 for the six months ended June 30, 2008 and 2007 respectively. As of June 30, 2008, the Company had 41,454 (adjusted) stock options not fully vested and there was $116,000 of total unrecognized compensation cost related to these non-vested options. This cost is expected to be recognized monthly over a weighted-average period of 2.01 years on a straight-line basis.

(6)
Fair Value Measurements. On January 1, 2008, the Company adopted SFAS 157, "Fair Value Measurements" SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting  pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this statement had no effect on the Company's financial statements.

The following disclosures, which include certain disclosures that are generally not required in interim period financial statements, are included herein as a result of the adoption of SFAS 157.

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Currently, the Company has securities available for sale that are recorded at fair value on a recurring basis.  Also from time to time the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market, accounting or write-downs of individual assets.

In accordance with SFAS 157, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

• Level 1 – Valuation is based upon quoted prices for identical instruments in active markets.

• Level 2 – Valuation is based upon quoted prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

• Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect the Company's estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.  The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

(continued)

Index
FPB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(6)
Fair Value Measurements, Continued   The Company bases its fair value on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following describes valuation methodologies used for assets measured at fair value on a recurring and non-recurring basis.

Securities Available for Sale.  These securities are valued based upon open-market quotes obtained from reputable third-party brokers which is considered a Level II fair value measurement.  Changes in fair value are recorded in other comprehensive income (loss).

Impaired Loans.  A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest according to the contractual terms of the loan agreement.  The Company's impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company's net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs.  Adjustments to the recorded investment are made through specific valuation allowances that are recorded as part of the overall allowances for loan losses.  Estimates of fair value is determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company's officers related to values of properties in the Company's market areas.  These officers take into consideration the type, location and occupancy to the property as well as current economic conditions in the area the property is located in assessing estimates of fair value.  Accordingly, fair value estimates for impaired loans is classified as Level 3.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring and non-recurring basis at June 30, 2008 (in thousands).

	Net carrying value at June 30, 2008				Total Losses (1)
					Three-Months	Six-Months
					Ended	Ended
	Total	Level 1	Level 2	Level 3	June 30, 2008	June 30, 2008

Securities available for sale	$10,941	-	10,941		143	133
Impaired loans	$5,941	-	-	5,941	55	391

(1) For securities available for sale, unrealized losses are recorded in accumulated other comprehensive loss.

Also effective January 1, 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.

(continued)

Index
FPB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

 Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  Management determined that this Statement had no material effect on the Company's consolidated financial statements.

(7)
Cumulative Effect Adjustment Related to Deferred Compensation Plans. During 2007, the Financial Accounting Standards Board issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires an employer to recognize a liability for postretirement death benefits provided under endorsement split-dollar agreements. An endorsement split-dollar agreement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and, pursuant to a separate agreement, endorses a portion of the policy’s death benefits to the insured employee’s beneficiary. EITF 06-4 was effective on January 1, 2008. The Company has entered into Supplemental Death Benefit Agreements with certain of its directors and executive officers pursuant to which the Company has agreed to pay a portion of the death benefit payable under certain life insurance policies owned by the Company to the directors’ or executives’ beneficiaries upon their death. As a result of the adoption of EITF 06-4, the Company recognized a cumulative effect adjustment (decrease) to retained earnings of ($42,000) representing additional liability of $67,000 required to be provided under EITF 06-4 on January 1, 2008 relating to the agreements, net of deferred income taxes of $25,000.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2008, and for the three and six-month periods ended June 30, 2008 and 2007 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Index

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.
Port St. Lucie, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 2008, and the related condensed consolidated statements of operations for the three-and six-month periods ended June 30, 2008 and 2007 and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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
August 1, 2008

Index
FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank.  The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation.  The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida.  The newest office opened May 22, 2008, on Gatlin Boulevard in Port St. Lucie, Florida.  In addition, an 11,000 square foot Operations Center in Jensen Beach, Florida, opened in March of 2007.

Liquidity and Capital Resources

The Company's primary source of cash during the six months ended June 30, 2008 was from net deposit inflows of approximately $17.7 million and the sales of securities available for sale of approximately $4.8 million.  Cash was used primarily for net loan originations of approximately $10.7 million and the purchase of securities available for sale of approximately $9.3 million.  At June 30, 2008, the Company had time deposits of $72.4 million that mature in one year or less.  Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2008	2007	2007

Average equity as a percentage of average assets	10.15%	12.11%	12.98%

Equity to total assets at end of period	9.88%	11.15%	12.01%

Return on average assets (1)	(.64%)	.10%	.15%

Return on average equity (1)	(6.27%)	.83%	1.16%

Non-Interest expenses to average assets (1)	4.01%	4.18%	4.44%

Nonperforming loans to total assets at end of period	3.33%	.89%	.19%

(1)	Annualized for the six months ended June 30, 2008 and 2007.

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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at June 30, 2008, follows (in thousands):

Contract
Amount

Commitments to extend credit	$13,609

Available lines of credit	$23,551

Standby letters of credit	$187

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

	Three Months Ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$183,369	3,266	7.12%	$143,903	3,084	8.57%
Securities	10,546	135	5.12	7,311	84	4.60
Other (1)	9,812	54	2.20	8,883	118	5.31

Total interest-earning assets	203,727	3,455	6.78	160,097	3,286	8.21

Non-interest-earning assets	12,064			9,766

Total assets	$215,791			$169,863

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	37,971	242	2.55	34,264	282	3.29
Time deposits	130,982	1,464	4.47	85,935	1,135	5.28
Borrowings	385	1	1.04	100	-	-

Total interest-bearing liabilities	169,338	1,707	4.03	120,299	1,417	4.71

Demand deposits	24,048			24,917
Non-interest-bearing liabilities	1,188			3,396
Stockholders' equity	21,217			21,251

Total liabilities and stockholders' equity	$215,791			$169,863

Net interest income		$1,748			$1,869

Interest-rate spread (2)			2.75%			3.50%

Net interest margin (3)			3.43%			4.67%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.33

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$182,181	6,698	7.35%	$138,372	5,891	8.51%
Securities	9,562	240	5.02	7,520	168	4.47
Other (1)	7,913	94	2.38	7,528	195	5.18

Total interest-earning assets	199,656	7,032	7.04	153,420	6,254	8.15

Non-interest-earning assets	11,705			9,884

Total assets	$211,361			$163,304

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	35,331	479	2.71	33,800	553	3.27
Time deposits	129,868	2,997	4.62	81,571	2,133	5.23
Borrowings	528	7	2.65	100	1	2.00

Total interest-bearing liabilities	165,727	3,483	4.20	115,471	2,687	4.65

Demand deposits	22,395			22,956
Non-interest-bearing liabilities	1,794			3,685
Stockholders' equity	21,445			21,192

Total liabilities and stockholders' equity	$211,361			$163,304

Net interest income		$3,549			$3,567

Interest-rate spread (2)			2.84%			3.50%

Net interest margin (3)			3.56%			4.65%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.33

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Index
FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2008 and 2007

General.  Net loss for the three months ended June 30, 2008, was $(291,000) or $(.14) per basic and diluted share compared to net earnings of $37,000 or $.02 per basic and diluted share for the three month period ended June 30, 2007. This decrease in the Company's net earnings was primarily due to an increase in interest expense, Non-interest expense and the provision for loan losses, which was partially offset by an increase in interest income and a decrease in income tax expense.

Interest Income.  Interest income increased to $3.5 million for the three months ended June 30, 2008 from $3.3 million for the three months ended June 30, 2007.  Interest income on loans increased to $3.3 million due to an increase in the average loan portfolio balance for the three months ended June 30, 2008, partially offset by a decrease in the average yield earned.

Interest Expense.  Interest expense increased to $1.7 million for the three months ended June 30, 2008, from $1.4 million for the three months ended June 30, 2007.  Interest expense increased due to an increase in the average balance of deposits, partially offset by a decrease in the average rate paid on deposits in 2008.

Provision for Loan Losses.  The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of impaired loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 2008, was $273,000 compared to $221,000 for the same period in 2007.

Although the Company has no exposure to the sub- prime lending issue that is affecting many banks, we have seen a sharp increase in 2008 in our impaired loans, as a result of decreased collateral values, declining credit quality and the overall weak economy. Aggressive action has been taken to identify loan impairment and this in turn has led to an increase in our provision for loan losses.  Management continues to believe that due to the collateral value associated with these loans, no material losses will be incurred, and that the balance in the allowance for loan losses of $2.6 million is adequate to provide for any potential losses on loans currently considered impaired.

Non-interest Income.  Total non-interest income decreased to $206,000 for the three months ended June 30, 2008, from $268,000 for the three months ended June 30, 2007, primarily as a result of a decrease in loan brokerage fees and gains recognized on sale of loans held for sale, partially offset by an increase in service charges.

Non-interest Expense.  Total non-interest expense increased to $2.2 million for the three months ended June 30, 2008 from $1.9 million for the three months ended June 30, 2007, primarily due to an increase in employee compensation and benefits of $50,000, an increase in occupancy and equipment of $93,000, an increase in data processing of $27,000, and an increase in professional fees and other expenses of $177,000, all due to the continued growth and expansion of the Company.

Income Taxes. The income tax benefit for the three months ended June 30, 2008, was $(178,000) compared to an income tax provision of $16,000 for the three months ended June 30, 2007.

Index
FPB BANCORP, INC. AND SUBSIDIARY

            Comparison of the Six-Month Periods Ended June 30, 2008 and 2007

General.  Net loss for the six months ended June 30, 2008, was $(672,000) or $(.33) per basic and diluted share compared to net earnings of $123,000 or $.06 per basic and diluted share for the six month period ended June 30, 2007. This decrease in the Company's net earnings was primarily due to an increase in interest expense, non-interest expense and the provision for loan losses, which was partially offset by an increase in interest income and a decrease in income tax expense.

Interest Income.  Interest income increased to $7.0 million for the six months ended June 30, 2008 from $6.3 million for the six months ended June 30, 2007.  Interest income on loans increased to $6.7 million due to an increase in the average loan portfolio balance for the six months ended June 30, 2008, partially offset by  a decrease in the average yield earned in 2008.  Interest on securities increased to $240,000 due to an increase in the average security portfolio, and an increase in the average yield earned in 2008.

Interest Expense.  Interest expense increased to $3.5 million for the six months ended June 30, 2008, from $2.7 million for the six months ended June 30, 2007.  Interest expense increased due to an increase in the average balance of deposits during 2008, partially offset by a decrease in the average rate paid on deposits in 2008.

Provision for Loan Losses.  The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio.  The provision for the six months ended June 30, 2008, was $832,000 compared to $316,000 for the same period in 2007.

Although the Company has no exposure to the sub- prime lending issue that is affecting many banks, we have seen a sharp increase in 2008 in our impaired loans, as a result of decreased collateral values, declining credit quality and the overall weak economy. Aggressive action has been taken to identify loan impairment and this in turn has led to an increase of over 163% in our provision for loan losses in the six months of 2008. Management continues to believe that due to the collateral value associated with these loans, no material losses will be incurred, and that the balance in the allowance for loan losses of $2.6 million is adequate to provide for any potential losses on loans currently considered impaired.

Non-Interest Income.  Total non-interest income decreased to $430,000 for the six months ended June 30, 2008, from $558,000 for the six months ended June 30, 2007, primarily as a result of a decrease in loan brokerage fees and gains recognized on sale of loans held for sale.

Non-Interest Expense.  Total non-interest expense increased to $4.2 million for the six months ended June 30, 2008 from $3.6 million for the six months ended June 30, 2007, primarily due to an increase in employee compensation and benefits of $117,000, an increase in occupancy and equipment of  $197,000,  an increase in data processing of $76,000, and an increase in professional and other expenses of $301,000, all due to continued growth of the Company.

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

We have made no significant changes in the internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of FPB Bancorp, Inc. was held on April 30, 2008 to vote on the following proposals:

   Proposal I: Election of three directors
Proposal II:Ratification of the appointment of Hacker, Johnson & Smith PA as independent auditors
   Proposal III: Adjournment of the meeting

At the Annual Meeting, 1,475,448 shares were present in person or by proxy.  Listed below are the results of the matters subject to a vote of security holders:

	Term	For	Against	Withheld	Abstain	Broker Nonvoter
Proposal I
Gary A. Berger	3 year	1,255,937	-	219,511	-	-
Robert L. Schweiger	3 year	1,255,937	-	219,511	-	-
David W. Skiles	3 year	1,255,937	-	219,511	-	-

Proposal II		1,262,857	207,356	-	5,235	-

Proposal III		1,227,123	241,327	-	6,998	-

Following the Annual Meeting, Ann L. Decker, Paul J. Miret, Donald J. Cuozzo, Robert L. Seeley and Paul A. Zinter, also continued as directors of the Company.

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

Index
FPB BANCORP, INC. AND SUBSIDIARY

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

FPB BANCORP, INC.
(Registrant)

Date:	August 8, 2008	By:	/s/David W. Skiles
David W. Skiles, Principal Executive Officer, President and Chief Executive Officer

Date:	August 8, 2008	By:	/s/Nancy E. Aumack
Nancy E. Aumack, Principal Financial Officer, Senior Vice President and Chief Financial Officer