Form 10-Q
period 2008-09-30
FPB BANCORP INC
filed 2008-11-12
CIK 1162245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

(Do not check if a smaller reporting company)

   Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,058,047 shares
(class)	Outstanding at October 31, 2008

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

FPB BANCORP, INC. AND SUBSIDIARY

INDEX

Index

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
Assets	2008	2007
	(unaudited)

Cash and due from banks	$5,696	$4,079
Federal funds sold	9,334	2,466
Interest-bearing deposits with banks	229	250

Total cash and cash equivalents	15,259	6,795

Securities available for sale	17,676	6,789
Securities held to maturity (market value of $1 and $4)	1	4
Loans, net of allowance for loan losses of $2,635 and $2,393	184,599	172,251
Premises and equipment, net	6,006	5,466
Federal Home Loan Bank stock, at cost	358	280
Foreclosed Assets	199	-
Accrued interest receivable	1,162	983
Bank-owned life insurance	2,762	2,681
Other assets	3,241	1,504

Total assets	$231,263	$196,753

Liabilities and Stockholders' Equity

Liabilities:
Non-interest bearing demand deposits	23,354	23,141
Savings, NOW and money-market deposits	41,179	33,357
Time deposits	144,254	116,179

Total deposits	208,787	172,677

Official checks	814	1,214
Federal Home Loan Bank advance	100	100
Other liabilities	1,142	831

Total liabilities	210,843	174,822

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value; 5,000,000 shares authorized, 2,058,047 shares issued and outstanding	20	20
Additional paid-in capital	23,852	23,813
Accumulated deficit	(3,293)	(1,936)
Accumulated other comprehensive (loss) income	(159)	34

Total stockholders' equity	20,420	21,931

Total liabilities and stockholders' equity	$231,263	$196,753

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

 FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans	$3,232	$3,455	$9,930	$9,346
Securities	196	111	436	279
Other	29	74	123	269

Total interest income	3,457	3,640	10,489	9,894

Interest expense:
Deposits	1,673	1,636	5,149	4,322
Interest on borrowings	1	-	8	1

Total interest expense	1,674	1,636	5,157	4,323

Net interest income	1,783	2,004	5,332	5,571
Provision for loan losses	896	252	1,728	568
Net interest income after provision for loan losses	887	1,752	3,604	5,003

Non-interest income:
Service charges and fees on deposit accounts	131	111	383	347
Loan brokerage fees	48	30	124	170
Gain on sale of loans held for sale	-	31	15	144
Gain on sale of securities available for sale	-	-	20	-
Income from bank-owned life insurance	27	26	81	81
Other fees	2	11	15	25

Total non-interest income	208	209	638	767

Non-interest expense:
Salaries and employee benefits	1,003	875	3,004	2,759
Occupancy and equipment	418	329	1,178	892
Advertising	103	161	313	472
Data processing	128	133	439	368
Supplies	49	41	150	122
Professional fees	136	41	395	111
Other	294	338	886	818

Total non-interest expense	2,131	1,918	6,365	5,542

(Loss) earnings before income taxes	(1,036)	43	(2,123)	228
Income tax (benefit) expense	(393)	11	(808)	73
Net (loss) earnings	$(643)	$32	$(1,315)	$155
Net (loss) earnings per share:
Basic	$(.31)	$.02	$(.64)	$.08
Diluted	$(.31)	$.02	$(.64)	$.08
Dividends per share	$-	$-	$-	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands)

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-In	Accumulated	hensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity

Balance at December 31, 2006	1,906,203	$19	$21,729	$(634)	$(51)	$21,063

Comprehensive income:
Net earnings for the nine months ended September 30,2007 (unaudited)	-	-	-	155	-	155

Net change in unrealized loss on securities available for sale, net of tax (unaudited)	-	-	-	-	53	53

Comprehensive income (unaudited)						208

5% stock dividend, fractional shares paid in cash of $6 (unaudited)	94,915	1	1,472	(1,479)	-	(6)

Share-based compensation (unaudited)	-	-	25	-	-	25

Proceeds from exercise of common stock options (unaudited)	31,222	-	285	-	-	285

Tax benefit from common stock options exercised (unaudited)	-	-	53	-	-	53

Balance at September 30, 2007 (unaudited)	2,032,340	$20	$23,564	$(1,958)	$2	$21,628

Balance at December 31, 2007	2,058,047	$20	$23,813	$(1,936)	$34	$21,931

Comprehensive loss:
Net loss for the nine months ended September 30, 2008 (unaudited)	-	-	-	(1,315)	-	(1,315)

Net change in unrealized gain on securities available for sale, net of tax (unaudited)	-	-	-	-	(193)	(193)

Comprehensive loss (unaudited)						(1,508)

Share-based compensation (unaudited)	-	-	39	-	-	39

Cumulative effect adjustment related to deferred compensation plans, net of tax benefit of $25 (unaudited) (see note 7)	-	-	-	(42)	-	(42)

Balance at September 30, 2008 (unaudited)	2,058,047	$20	$23,852	$(3,293)	$(159)	$20,420

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(1,315)	$155
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	342	279
Provision for loan losses	1,728	568
Amortization of loan fees, net	(80)	(170)
Net amortization of premiums and discounts on securities	8	6
Gain on sale of loans held for sale	(15)	(144)
Proceeds from sale of loans held for sale	400	3,562
Originations of loans held for sale	(385)	(3,418)
Gain on sale of securities available for sale	(20)	-
Increase in accrued interest receivable	(179)	(259)
Increase in other assets	(1,595)	(560)
(Decrease) increase in official checks and other liabilities	(156)	1,250
Income from bank-owned life insurance	(81)	(81)
Share-based compensation-	39	25

Net cash (used in) provided by operating activities	(1,309)	1,213

Cash flows from investing activities:
Purchase of securities available for sale	(16,455)	(2,000)
Principal payments on securities available for sale	476	218
Proceeds from sale of securities available for sale	4,794	-
Maturities of securities held to maturity	-	2,500
Principal payments on securities held to maturity	3	4
Net increase in loans	(14,195)	(33,371)
Purchase of premises and equipment	(882)	(797)
Purchase of Federal Home Loan Bank stock	(78)	(21)

Net cash used in investing activities	(26,337)	(33,467)

Cash flows from financing activities:
Net increase in deposits	36,110	31,830
Proceeds from the exercise of common stock options	-	285
Tax benefit associated with exercise of common stock options	-	53
Fractional shares of stock dividend paid in cash	-	(6)

Net cash provided by financing activities	36,110	32,162

Net increase (decrease) in cash and cash equivalents	8,464	(92)

Cash and cash equivalents at beginning of period	6,795	5,422

Cash and cash equivalents at end of period	$15,259	$5,330

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(In thousands)

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest, net of interest capitalized of $21 in 2008	$5,161	$4,315
Income taxes	$75	$435

Non-cash transactions:

Accumulated other comprehensive (loss) income, net change in unrealized gain (loss) on securities available for sale, net of tax	$(193)	$53

Common stock dividend	$-	$1,473

Cumulative effect adjustment related to deferred compensation plans, net of tax benefit of $25 (unaudited)	$(42)	$-

Transfer of loans to foreclosed assets	$199	-

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
General. FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") and the Bank owns 100% of the outstanding stock of Treasure Coast Holdings, Inc. (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank.  The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation, which are currently $250,000 for all qualified deposits, and unlimited for non-interest bearing transaction accounts, both through  December 31, 2009. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida.  The newest office opened on May 22, 2008, on Gatlin Boulevard in Port St. Lucie, Florida.  In addition, the Palm City, Florida office opened in January of 2008 and an 11,000 square foot Operations Center in Jensen Beach, Florida, opened in March of 2007. The new subsidiary, Treasure Coast Holdings, Inc., was incorporated in June 2008 for the sole purpose of managing foreclosed assets.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2008, and the results of operations for the three and nine-month periods ended September 30, 2008 and 2007 and cash flows for the nine-month periods ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

(2)
Loan Impairment and Credit Losses. Information about impaired loans, the majority of which are collateral dependent, at September 30, 2008 and 2007 and for the three and nine months ended September 30, 2008 and 2007, is as follows (in thousands):

	At September 30,
	2008	2007
Loans identified as impaired:
Gross loans with no related allowance for losses	$5,478	$672
Gross loans with related allowance for loan losses recorded	5,044	1,643
Less: Allowance on these loans	(542)	(316)

Net investment in impaired loans	$9,980	$1,999

	Three		Nine
	months ended		months ended
	September 30,		September 30,

	2008	2007	2008	2007

Average investment in impaired loans	$7,357	$1,292	$5,349	$761

Interest income recognized on impaired loans	$5	$56	$19	$73

Interest income received on impaired loans	$5	$34	$19	$45

(continued)

Index

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)
Loan Impairment and Credit Losses, Continued. Although the Company has no exposure to the sub-prime lending issue that is affecting many banks, we have seen a sharp increase in 2008 in our impaired loans, as a result of decreased collateral values, declining credit quality and the overall weak economy. Aggressive action has been taken to identify loan impairment and this in turn has led to an increase of over 204% in our provision for loan losses in the nine months of 2008 compared to the nine months of 2007. Management continues to believe at this time that due to the collateral value associated with these loans, no material losses will be incurred above that which has already been charged-off or accounted for in the reserves. Management believes the balance in the allowance for loan losses of $2.6 million is adequate at September 30, 2008.

During the quarter ending September 30, 2008, five additional loans totaling $6 million were identified as impaired, and $2 million of impaired loans were charged-off, upgraded or paid-off with a net change for the quarter of $4 million. Foreclosed assets totaled $199,000 at September 30, 2008. There were no foreclosed assets at September 30, 2007.

The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Balance at beginning of period	$2,569	$2,045	$2,393	$1,801
Provision for loan losses	896	252	1,728	568
(Charge-offs), net of recoveries	(830)	(76)	(1,486)	(148)

Balance at end of period	$2,635	$2,221	$2,635	$2,221

Non-accrual and past due loans were as follows (in thousands):
	At September 30,	At December 31,
	2008	2007

Non-accrual loans	$10,277	$1,401
Past due ninety days or more, but still accruing	-	349

	$10,277	$1,750

Index

          FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)
Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements as indicated below. The Bank remains well capitalized under Federal banking regulations. Nevertheless, in November 2008, we applied to issue $5.8 million in preferred stock to the U.S. Treasury’s Capital Purchase Program. It is our belief that by participating in this program, we are availing ourselves of an attractive and prudent capital raising option which should allow us to continue to grow through the current market cycle. The following is a summary at September 30, 2008 of the regulatory capital requirements and the Bank's capital on a percentage basis:

	Percentage
	of	Regulatory
	the Bank	Requirement

Tier 1 capital to total average assets	8.41%	4.00%

Tier 1 capital to risk-weighted assets	9.49%	4.00%

Total capital to risk-weighted assets	10.74%	8.00%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted-average number of common shares outstanding used to calculate basic (loss) earnings per common share	2,058,047	2,020,812	2,058,047	2,010,546

Effect of dilutive stock options	-	18,925	-	25,019

Weighted-average number of common shares outstanding used to calculate diluted (loss) earnings per common share	2,058,047	2,039,737	2,058,047	2,035,565

   The following options were excluded from the 2007 calculation of earnings per share, due to the exercise price being above the average market price:

	Number	Exercise
	Outstanding	Price	Expire

For the three months ended September 30, 2007	115,933	$15.42-16.67	2015-2017

For the nine months ended September 30, 2007	16,966	$16.67	2017

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

The Company established a Stock Option Plan in 1998 (“1998 Plan”) for directors, officers and employees of the Company. The 1998 Plan as amended provides for 131,553 shares (adjusted) of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The options expire ten years from the date of grant. At September 30, 2008, 1,352 shares (adjusted) remain available for grant. All per share amounts reflect the 5% stock dividend paid on June 15, 2007. A summary of stock option information follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	94,932	$10.19
Options exercised	(56,929)	(9.12)
Options forfeited	(1,050)	(15.42)

Outstanding at December 31, 2007	36,953	11.68
Options granted	579	8.50
Options forfeited	(771)	(9.52)

Options outstanding at September 30, 2008	36,761	$11.68	2.59 years	$-

Options exercisable at September 30, 2008	36,182	$11.73	2.55 years	$-

In 2005, the Company established a new option plan (“2005 Plan”) for directors, officers and employees of the Company.  The 2005 Plan provides for 158,743 shares (adjusted) of common stock to be available for grant.  The exercise price of the stock options is at or above the fair market value of the common stock on the date of grant.  The 2005 Plan allows for various vesting periods. All options expire ten years from the date of grant.  At September 30, 2008, 34,694 shares (adjusted) remain available for grant.  All per share amounts reflect the 5% stock dividend paid on June 15, 2007.

(continued)

Index

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Share-Based Compensation, continued

A summary of stock option information follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	87,573	$15.42
Options forfeited	(2,756)	(15.42)
Options granted	16,966	16.67

Options outstanding at December 31, 2007	101,783	15.63

Options forfeited	(5,442)	(15.48)
Options granted	27,708	9.34

Options outstanding at September 30, 2008	124,049	$14.23	8.00 years	$-

Options exercisable at September 30, 2008	82,438	$15.50	7.56 years	$-

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

No stock options were exercised during the nine-months ended September 30, 2008.  The total intrinsic value of options exercised for the nine months ended September 30, 2007 was $166,734 and the related tax benefit recognized was $53,000. The total fair value of shares vested and recognized as compensation expense was $39,000 and $25,000 for the nine months ended September 30, 2008 and 2007 respectively. As of September 30, 2008, the Company had 42,190 (adjusted) stock options not fully vested and there was $104,000 of total unrecognized compensation cost related to these non-vested options. This cost is expected to be recognized monthly over a weighted-average period of 1.76 years on a straight-line basis.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring and non-recurring basis at September 30, 2008 (in thousands).

	Net carrying value at September 30, 2008				Total Losses (1)
					Three-Months	Nine-Months
					Ended	Ended
	Total	Level 1	Level 2	Level 3	September 30, 2008	September 30, 2008

Securities available for sale	$17,676	-	17,676		60	193
Impaired loans	$9,980	-	-	$9,980	151	542

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

Index

      FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2008, and for the three and nine-month periods ended September 30, 2008 and 2007 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Index

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.
Port St. Lucie, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the "Company") as of September 30, 2008, and the related condensed consolidated statements of operations for the three-and nine-month periods ended September 30, 2008 and 2007 and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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
November 7, 2008

Index

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") and the Bank owns 100% of the outstanding stock of Treasure Coast Holdings, Inc. (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank.  The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation, which are currently $250,000 for all qualified deposits, and unlimited for non-interest bearing transaction accounts, both through  December 31, 2009. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida.  The newest office opened on May 22, 2008, on Gatlin Boulevard in Port St. Lucie, Florida.  In addition, the Palm City, Florida office opened in January of 2008 and an 11,000 square foot Operations Center in Jensen Beach, Florida, opened in March of 2007. The new subsidiary, Treasure Coast Holdings, Inc., was incorporated in June 2008 for the sole purpose of managing foreclosed assets.

Liquidity and Capital Resources

The Company's primary source of cash during the nine months ended September 30, 2008 was from net deposit inflows of approximately $36.1 million and the sales of securities available for sale of approximately $4.8 million.  Cash was used primarily for net loan originations of approximately $14.2 million and the purchase of securities available for sale of approximately $16.5 million. At September 30, 2008, the Company had time deposits of $82.3 million that mature in one year or less.  Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2008	2007	2007

Average equity as a percentage of average assets	9.90%	12.11%	12.52%

Equity to total assets at end of period	8.83%	11.15%	11.56%

Return on average assets (1)	(.82%)	.10%	.12%

Return on average equity (1)	(8.28%)	.83%	.97%

Non-Interest expenses to average assets (1)	3.97	4.18%	4.35%

Non-performing loans to total assets at end of period	4.44%	.89%	.38%

(1)	Annualized for the nine months ended September 30, 2008 and 2007.

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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at September 30, 2008, follows (in thousands):

Contract
Amount

Commitments to extend credit	$6,093

Available lines of credit	$20,631

Standby letters of credit	$138

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

	Three Months Ended September 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$186,785	3,232	6.92%	$158,700	3,455	8.71%
Securities	15,358	196	5.10	8,352	111	5.32
Other (1)	5,296	29	2.19	6,065	74	4.88

Total interest-earning assets	207,439	3,457	6.67	173,117	3,640	8.41

Non-interest-earning assets	11,788			10,063

Total assets	$219,227			$183,180

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	40,917	255	2.49	35,035	309	3.53
Time deposits	132,572	1,418	4.28	96,621	1,327	5.49
Borrowings	290	1	1.38	100	-	-

Total interest-bearing liabilities	173,779	1,674	3.85	131,756	1,636	4.97

Demand deposits	23,383			22,712
Non-interest-bearing liabilities	1,391			7,269
Stockholders' equity	20,674			21,443

Total liabilities and stockholders' equity	$219,227			$183,180

Net interest income		$1,783			$2,004

Interest-rate spread (2)			2.82%			3.44%

Net interest margin (3)			3.44%			4.63%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.31

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$183,715	9,930	7.21%	$145,148	9,346	8.59%
Securities	11,494	436	5.06	7,797	279	4.77
Other (1)	7,041	123	2.33	7,041	269	5.09

Total interest-earning assets	202,250	10,489	6.91	159,986	9,894	8.25

Non-interest-earning assets	11,733			9,943

Total assets	$213,983			$169,929

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	37,193	734	2.63	34,211	862	3.36
Time deposits	130,769	4,415	4.50	86,588	3,460	5.33
Borrowings	449	8	2.38	100	1	1.33

Total interest-bearing liabilities	168,411	5,157	4.08	120,899	4,323	4.77

Demand deposits	22,725			22,874
Non-interest-bearing liabilities	1,659			4,880
Stockholders' equity	21,188			21,276

Total liabilities and stockholders' equity	$213,983			$169,929

Net interest income		$5,332			$5,571

Interest-rate spread (2)			2.83%			3.48%

Net interest margin (3)			3.52%			4.64%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.32

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Index

      FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2008 and 2007

General.  Net loss for the three months ended September 30, 2008, was $(643,000) or $(.31) per basic and diluted share compared to net earnings of $32,000 or $.02 per basic and diluted share for the three month period ended September 30, 2007. This decrease in the Company's net earnings was primarily due to an increase in interest expense, non-interest expense and the provision for loan losses, as well as a decrease in interest income, partially offset by a decrease in the provision for income taxes.

Interest Income.  Interest income decreased to $3.5 million for the three months ended September 30, 2008 from $3.6 million for the three months ended September 30, 2007.  Interest income on loans decreased to $3.2 million due to a decrease in the average yield earned for the three months ended September 30, 2008, partially offset by a increase in the average loan portfolio balance.

Interest Expense.  Interest expense increased to $1.7 million for the three months ended September 30, 2008, from $1.6 million for the three months ended September 30, 2007.  Interest expense increased due to an increase in the average balance of deposits, partially offset by a decrease in the average rate paid on deposits in 2008.

Provision for Loan Losses.  The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of impaired loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended September 30, 2008, was $896,000 compared to $252,000 for the same period in 2007.

Although the Company has no exposure to the sub-prime lending issue that is affecting many banks, we have seen a sharp increase in 2008 in our impaired loans, as a result of decreased collateral values, declining credit quality and the overall weak economy. Aggressive action has been taken to identify loan impairment and this in turn has led to an increase in our provision for loan losses.  Management continues to believe at this time that due to the collateral value associated with these loans, no material losses will be incurred above that which has already been charged-off or accounted for in the reserves, and that the balance in the allowance for loan losses of $2.6 million is adequate at September 30, 2008.

Non-interest Income.  Total non-interest income decreased to $208,000 for the three months ended September 30, 2008, from $209,000 for the three months ended September 30, 2007, primarily as a result of a decrease in gains recognized on sale of loans held for sale, partially offset by an increase in service charges and fees on deposit accounts and loan brokerage fees.

Non-interest Expense.  Total non-interest expense increased to $2.1 million for the three months ended September 30, 2008 from $1.9 million for the three months ended September 30, 2007, primarily due to an increase in employee compensation and benefits of $128,000, an increase in occupancy and equipment of $89,000, and an increase in professional fees of $95,000, all due to the continued growth and expansion of the Company, partially offset by decreases of $58,000 in advertising expense and $44,000 in other expenses.

Income Taxes. The income tax benefit for the three months ended September 30, 2008, was $(393,000) compared to an income tax provision of $11,000 for the three months ended September 30, 2007.

Index

      FPB BANCORP, INC. AND SUBSIDIARY

            Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007

General.  Net loss for the nine months ended September 30, 2008, was $(1.3 million) or $(.64) per basic and diluted share compared to net earnings of $155,000 or $.08 per basic and diluted share for the nine month period ended September 30, 2007. This decrease in the Company's net earnings was primarily due to an increase in interest expense, non-interest expense and the provision for loan losses and a decrease in non-interest income, which was partially offset by an increase in interest income and a decrease in income tax expense.

Interest Income.  Interest income increased to $10.5 million for the nine months ended September 30, 2008 from $9.9 million for the nine months ended September 30, 2007.  Interest income on loans increased to $9.9 million due to an increase in the average loan portfolio balance for the nine months ended September 30, 2008, partially offset by a decrease in the average yield earned in 2008.  Interest on securities increased to $436,000 due to an increase in the average security portfolio, and an increase in the average yield earned in 2008.

Interest Expense.  Interest expense increased to $5.2 million for the nine months ended September 30, 2008, from $4.3 million for the nine months ended September 30, 2007.  Interest expense increased due to an increase in the average balance of deposits during 2008, partially offset by a decrease in the average rate paid on deposits in 2008.

Provision for Loan Losses.  The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio.  The provision for the nine months ended September 30, 2008, was $1.7 million compared to $568,000 for the same period in 2007.

Although the Company has no exposure to the sub-prime lending issue that is affecting many banks, we have seen a sharp increase in 2008 in our impaired loans, as a result of decreased collateral values, declining credit quality and the overall weak economy. Aggressive action has been taken to identify loan impairment and this in turn has led to an increase of over 204% in our provision for loan losses in the nine months of 2008 compared to the same period in 2007. Management continues to believe at this time that due to the collateral value associated with these loans, no material losses will be incurred above that which has already been charged-off or accounted for in the reserves, and that the balance in the allowance for loan losses of $2.6 million is adequate at September 30, 2008.

Non-Interest Income.  Total non-interest income decreased to $638,000 for the nine months ended September 30, 2008, from $767,000 for the nine months ended September 30, 2007, primarily as a result of a decrease in loan brokerage fees and gains recognized on sale of loans held for sale partially offset by an increase in service charges and fees on deposit accounts.

(continued)

Index

           FPB BANCORP, INC. AND SUBSIDIARY

            Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007, Continued

Non-Interest Expense.  Total non-interest expense increased to $6.4 million for the nine months ended September 30, 2008 from $5.5 million for the nine months ended September 30, 2007, primarily due to an increase in employee compensation and benefits of $245,000, an increase in occupancy and equipment of $286,000, an increase in data processing of $71,000 all due to continued growth of the Company, partially offset by a $159,000 decrease in advertising expense. In addition, largely due to the management of problem loans, there was a $352,000 increase in professional and other expenses for the nine months ended September 30, 2008.

Income Taxes. The income tax benefit for the nine months ended September 30, 2008, was $(808,000) compared to an income tax provision of $73,000 for the nine months ended September 30, 2007.

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

We have made no significant changes in the internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

FPB BANCORP, INC.
(Registrant)

Date:	November 10, 2008	By:	/s/David W. Skiles
David W. Skiles, Principal Executive Officer, President and Chief Executive Officer

Date:	November 10, 2008	By:	/s/ Nancy E. Aumack
Nancy E. Aumack, Principal Financial Officer, Senior Vice President and Chief Financial Officer