Form 10-K
period 2008-12-31
FPB BANCORP INC
filed 2009-03-19
CIK 1162245

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X ]                      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the Fiscal Year Ended December 31, 2008

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

(772) 225-5930
  Issuer’s Telephone Number

Securities Registered Under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

N.A.	N.A.

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [] Yes  [] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes []No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []                                                                                                                           Accelerated filer []
Non-accelerated filer (Do not check if a smaller reporting company)                                                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [] Yes  [X] No

The issuer's revenues for its most recent fiscal year: $14,676,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of February 27, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $4,630,606.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of February 27, 2009, the Issuer had 2,058,047 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders and the 2008 Annual Report, filed electronically with the Securities and Exchange Commission on March 16, 2009 are incorporated in Part III of this Form 10-K by reference.

2008 Form 10-K Annual Report

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

ITEM 1.                           BUSINESS

FPB Bancorp, Inc.

FPB was incorporated on September 5, 2001. On December 3, 2001, we acquired all of the issued and outstanding stock of First Peoples Bank in a one-for-one share exchange. As of December 31, 2008, we had total consolidated assets of $239.2 million, and total consolidated stockholders’ equity of $24.9 million.

First Peoples Bank

The Bank commenced banking operations in Port St. Lucie, Florida, on April 26, 1999, as a state-chartered commercial bank. Our customers are primarily individuals, professionals, small and medium size businesses, and seasonal retirees located predominantly in St. Lucie, Martin and Indian River counties, Florida. We currently have six retail full-service banking offices located in Port St. Lucie, Stuart, Palm City, Fort Pierce, and Vero Beach, Florida. Our Stuart branch office opened for business in December 2003, the Fort Pierce branch office opened in June 2004, the Vero Beach branch office opened in March 2006, the Palm City branch office opened in January, 2008, and the Gatlin branch office opened in May 2008. The Bank also opened an Operations Center in March of 2007. Our primary business is attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans and to purchase securities.

We offer a broad range of retail and commercial banking services, including various types of deposit accounts and loans for businesses and consumers. As part of our community bank approach, officers are encouraged to actively participate in community activities and organizations.

In June, 2008, the Bank formed a subsidiary, Treasure Coast Holdings, Inc., for the sole purpose of managing foreclosed assets.

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

Our principal business is to attract deposits from the general public and to invest those funds in various types of loans and other interest-earning assets. Funds are provided for these investments from the proceeds from the sale of investments, from amortization and repayment of outstanding loans and investments, from net deposit inflow, and from borrowings. Our earnings depend primarily upon the difference between (1) non-interest income, the interest and fees we receive from loans, the securities held in our investment portfolio and other investments, and (2) the expenses we incur in connection with obtaining funds for lending (including interest paid on deposits and other borrowings) and expenses relating to day-to-day operations.

(continued)

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

Local Management and Community Focus. We approach banking with a community focus, emphasizing local management and local decision-making. Our main office is located in one of the primary business districts of Port St. Lucie on Port St. Lucie Boulevard. Most of the executive officers and directors are long-time residents of the tri-county area, and all management decisions are made within our market area.

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

Our second branch office opened in June of 2004 in a two-story branch building at 2500 Virginia Avenue in Fort Pierce, Florida. The bank occupies 3,733 square feet on the first floor. We are leasing 5,025 square feet on the second floor to unaffiliated parties.
In March 2006, we opened a full-service branch office at 4000 20th Street, Vero Beach, Florida, in a former bank branch building.  An 11,000 square foot Operations Center, which is leased, opened in March of 2007, in Jensen Beach, Florida, and a fifth branch office at 3001 Martin Downs Boulevard in Palm City, Florida opened in January of 2008 and is 3,000 square feet.  A 3,700 square foot building now houses our sixth branch office, which opened in May of 2008 on Gatlin Boulevard, in Port St. Lucie, Florida.

We have established a courier program which consists of six persons. This program currently enables us to service commercial deposit and loan customers in Martin, St. Lucie and Indian River Counties who are not in close proximity to the Bank. This has proven to be a great convenience to our customers, especially the small business owners.

(continued)

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

Maintain Strong Credit Quality.  We place a great deal of emphasis on maintaining strong asset quality. The asset quality we are experiencing to date is principally due to our strict underwriting criteria, the relationship of our senior officers and directors to our customers and their knowledge of the demographics and needs of our local community. Nonetheless, due to the economic downturn, particularly in Florida, we have experienced a decrease in our overall asset quality in 2008.

Primary Market Areas. We are the only financial institution headquartered in Port St. Lucie, Florida. Our geographic market area encompasses Martin County, St. Lucie County, and Indian River County, Florida. St. Lucie, Martin and Indian River Counties have a total combined year-round adult population of approximately 522,000. From 2000 to 2006, the population of St. Lucie County grew at a compound annual rate of 31.2%, while Martin County grew by 10% and Indian River County by 15.2%. Due to the economic downturn, St. Lucie County has suffered from the effects of the decreased real estate market and in fact, led the tri-county area with home foreclosures at 1,451 in November 2008 as compared to 757 homes in November 2007. Martin County and Indian River County also had increases in foreclosures in 2008 as compared to 2007, however, not as drastic as St. Lucie County. Florida ranks nationally as the second-highest number of foreclosures and averages three times the national foreclosure average.

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

Port St. Lucie is home to one of two family-oriented Club Med’s in the world. Major employers include St. Lucie County Medical Center, Liberty Medical, Indian River State College, Walmart, Lawnwood Regional Medical Center, QVC and Publix Supermarkets.

The newest major development in St. Lucie County is the Town of Tradition, which is a master-planned, mixed-use community. The Florida Center for Innovation at Tradition is a 120-acre research park under development, anchored by the new $40 million headquarters for Torrey Pines Institute for Molecular Studies, set to be fully up and running in February of 2009. The 100,000 square foot Torrey Pines Facility is just the beginning of a much larger group of biotechnology companies planning to move into the 150 acre Florida Center for Innovation at Tradition. There is much hope that the biotech industry coming to Port St. Lucie will influence positive change in the economic structure of the city and the immediate surrounding area. In addition, the Oregon Health & Science University’s Vaccine and Gene Therapy Institute will be expanding into a 130,000 square-foot facility, and the Mann Research Center, a six-building, 400,000 square foot life sciences complex adjacent to both facilities is planned, along with a new medical campus for Martin Memorial Health Systems. This local expansion is estimated to bring hundreds of new job opportunities to the St. Lucie County area. Our sixth branch office, which opened in May of 2008, is located on Gatlin Boulevard, just outside of the Tradition development.

(continued)

In Martin County, some of the major employers include Martin Memorial Health Systems, Martin County School District, Publix Supermarkets, Home Depot and Armellini Express Lines. The major employers in the Indian River County area are the school district, the local hospital, county government, the Sheriff’s Department, Publix Supermarkets and Piper Aviation.

    Competition. Competition for deposits and loans is intense among financial institutions in Florida and particularly in areas of high population concentrations such as St. Lucie, Martin and Indian River Counties. Our competitors include institutions such as Riverside National Bank of Florida, Bank of America, SunTrust, PNC Bank, Seacoast National Bank, Gulfstream Business Bank, other commercial banks, savings banks, and credit unions. Additional competition for deposits comes from government securities, money-market funds, mutual fund and securities brokerage firms. Many of these competitors have substantially greater resources, higher lending limits, larger branch networks and are able to offer a broader range of products and services than we are able to offer.

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

Loan Activities

General.  Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2008, the net loan portfolio totaled $184.2 million, or 77% of total assets.

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

(continued)

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

The maximum amount which we could have loaned to one borrower and the borrower’s related entities as of December 31, 2008, was approximately $4.9 million on a secured basis, according to the Florida Banking Statutes, 658.48 or $2.5 million on a secured basis, based on our in-house policy limit. Our largest loan to a single borrower is a $3.7 million loan to a corporation, secured by a first commercial real estate mortgage on 40 acres of land.  The loan is current.

Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in St. Lucie, Martin and Indian River Counties. These types of loans amounted to $95 million or 51% of the total loan portfolio as of December 31, 2008. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years.

Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 80%.  Loans secured by this type of collateral will continue to be a part of our future loan program.  Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. At December 31, 2008, the largest commercial and multi-family real estate loan was approximately $3.7 million to a Florida corporation, secured by 40 acres of land. The loan is current.

Commercial Loans.  Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2008, the largest commercial loan not secured by real estate was $1.5 million loan to a corporation, secured by an assignment of stock in a cemetery located in St. Lucie County, Florida. While we have made Small Business Administration loans, we generally will underwrite commercial loans for our own portfolio utilizing other sources of collateral and a maximum of 80% loan to value. The majority of our commercial loans are adjustable-rate loans with adjustment periods ranging from daily to 5 years. As of December 31, 2008 we had $64 million in commercial loans, which was 34% of the total loan portfolio.

Residential  Real Estate Loans.  We currently originate fixed-rate residential mortgage loans and adjustable-rate mortgage loans for terms of up to 30 years. As of December 31, 2008, $324,000 or less than 0.25% of our total loan portfolio consisted of one-to-four family residential real estate loans.  As of such date, all of these loans were adjustable-rate mortgage loans.

(continued)

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

    Consumer Loans.   We make various types of consumer loans, the majority of which are installment loans, which also include automobile and boat loans, and home equity loans.  Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to our customers and because the shorter term and normally higher interest rates on such loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of installment consumer loans generally range from one to five years and are typically at a fixed rate of interest, while home equity loans are at a variable rate of interest.  Underwriting standards for consumer loans include an assessment of the applicant’s repayment history on other debts and ability to meet existing obligations and payments on the proposed loans.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In some cases, repossessed collateral may not provide full repayment of the outstanding loan balance. Our belief is that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and, therefore, we intend to continue to increase our investment in these types of loans. As of December 31, 2008, consumer loans amounted to $19 million, or 10% of the total loan portfolio.

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

Loan fees typically are charged at the time of loan origination and may be a flat fee or a percentage of the amount of the loan. Current accounting standards state that the total amount of such fees cannot be recognized as income immediately; rather the fees are deferred and taken into income over the contractual life of the loan, using a level yield method. If loans are prepaid or refinanced, all remaining deferred fees with respect to such loans are taken into income at that time.

    Non-performing Loans and Repossessed Assets.   When a borrower fails to make a required payment on a loan, our loan officers attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings. We will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

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

    If foreclosure is required, when completed, the property is sold at a public auction in which we will generally participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in the foreclosed assets account until it is sold. We are permitted under federal regulations to finance sales of foreclosed assets by “loans to facilitate,” which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

    At December 31, 2008, we had $10 million of non-accruing loans which were contractually past due 90 days or more, and renegotiated debt of $12 million. As of December 31, 2008, we have $1.7 million in foreclosed assets.

    Asset Classification.  Commercial banks are required to review and when appropriate classify their assets on a regular basis.  The FDIC and state banking examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If full collection of principal and interest is doubtful, the insured institution establishes specific allowance for loan losses, in accordance with the guidelines established under FAS114.  All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored.

In 2008, non-performing assets totaled $12.1 million or 6.6% of total loans, as a result in a deterioration of credit quality and borrowers’ ability to meet their loan obligations due mostly to the drop in real estate values and overall recessionary pressures.

    Provision for Losses on Loans.  The provision for loan losses is established through a provision for loan losses charged against income.  Loans are charged against the provision when we believe that the full collection of principal and interest is doubtful or when an actual loss is incurred. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific impaired loans, and current anticipated economic conditions that may affect the borrower’s ability to pay. While we use the best information available to us to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions. At December 31, 2008, our total allowance for loan losses was approximately $2.6 million representing 1.36% of total loans.

    Personnel.  As of December 31, 2008, we had 65 full-time employees and 8 part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees to be good.

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
34.418

FPB Bancorp, Inc.

    We are a bank holding company within the meaning of the Bank Holding Company Act of 1956.  As such, we are required to file annual reports and other information with the Federal Reserve regarding our business operations and those of our subsidiary. We are also subject to the supervision of, and to periodic inspections by, the Federal Reserve.

        The Bank Holding Company Act generally requires every bank holding company to obtain the prior approval of the Federal Reserve before:

➢	Acquiring all or substantially all of the assets of a bank;
➢	Acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company; or
➢	Merging or consolidating with another bank holding company.

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

    Except as authorized by the Bank Holding Company Act and Federal Reserve regulations or order, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any business other than the business of banking or managing and controlling banks.  Some of the activities the Federal Reserve has determined by regulation to be proper incidents to the business of banking, and thus permissible for bank holding companies, include:

➢	Making or servicing loans and certain types of leases;
➢	Engaging in certain insurance and discount brokerage activities;
➢	Performing certain data processing services;
➢	Acting in certain circumstances as a fiduciary or investment or financial advisor;
➢	Providing management consulting services;
➢	Owning savings associations; and
➢	Making investments in corporations or projects designed primarily to promote community welfare.

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

First Peoples Bank

    As a state-chartered bank, the Bank is subject to the supervision and regulation of the Department and the FDIC. Through December of 2009, our deposits are insured by the FDIC for a maximum of $250,000 per account title and unlimited for all non-interest bearing accounts. For this protection, we must pay a semi-annual statutory assessment and comply with the rules and regulations of the FDIC. The assessment levied on a bank for deposit insurance varies, depending on the capital position of each bank, and other supervisory factors. Currently, we are subject to the statutory assessment.

        Areas regulated and monitored by the bank regulatory authorities include:

➢	Security devices and procedures;
➢	Adequacy of capitalization and loss reserves;
➢	Loans;
➢	Investments;
➢	Borrowings;
➢	Deposits;
➢	Mergers;
➢	Issuances of securities;
➢	Payment of dividends;
➢	Establishment of branches;
➢	Corporate reorganizations;
➢	Transactions with affiliates;
➢	Maintenance of books and records; and
➢	Adequacy of staff training to carry out safe lending and deposit gathering practices.

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

(continued)

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

➢	Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;
➢
Community Reinvestment Act, which requires financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers;

➢
Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

➢	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;
➢
Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

➢	Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies; and
➢	The rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

    Our operations are also subject to the:

➢
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

➢
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

➢
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

Anti-Money Laundering

    After September 11, 2001, terrorist attacks in New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding. A series of orders were issued which identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The USA Patriot Act enacted in 2001:

➢	Substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States;
➢	Imposes new compliance and due diligence obligations;
➢	Creates new crimes and penalties;
➢	Compels the production of documents located both inside and outside the United States; including those of foreign institutions that have a correspondent relationship in the United States; and
➢	Clarifies the safe harbor from civil liability to customers.
➢
In addition, the United States Treasury Department issued regulations in cooperation with the federal banking agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission and the Department of Justice to:

➢	Require customer identification and verification;
➢	Expand the money-laundering program requirement to the major financial services sectors; including insurance and unregistered investment companies, such as hedge funds; and
➢	Facilitate and permit the sharing of information between law enforcement and financial institutions, as well as among financial institutions themselves.

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

Emergency Economic Stabilization Act

    In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was signed into law on October 3, 2008, and established the Troubled Asset Relief Program (“TARP”). As part of TARP, the U.S. Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On December 5, 2008, FPB issued $5.8 million in preferred stock and a warrant to purchase 183,158 shares of common stock at $4.75 to the U.S. Treasury.  In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting FPB.

American Recovery and Reinvestment Act of 2009

    On February 17, 2009 President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future CPP recipients that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

Future Legislation

    Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such legislation may change banking statutes and the operating environment of FPB and the Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of FPB or the Bank. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.  FPB cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

ITEM 1A.    RISK FACTORS.

Not applicable

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.       PROPERTIES.

    Our main office was purchased in 2002 for approximately $1.1 million.  It is located at 1301 SE Port St. Lucie Boulevard, Port St. Lucie, Florida 34952.  We purchased land in 2001 and built a two-story, 9,600 square foot branch building located at 2500 Virginia Avenue, Fort Pierce, Florida.  The entire first floor is occupied by the Bank, and it opened for business in June of 2004. The 5,025 square feet on the second floor is leased to third parties. We also lease our Stuart, Palm City and Vero Beach branches. The Bank’s Operations Center, located in Jensen Beach, Florida opened in March of 2007, and is also leased.  The Gatlin Boulevard, Port St. Lucie, Florida branch office opened in May of 2008, and is owned by the Company, with a 50-year ground lease.

 ITEM 3.      LEGAL PROCEEDINGS.

    There are no material proceedings to which FPB or the Bank is a party or to which any of our properties are subject which are not in the ordinary course of business.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Our shareholders voted on no matters during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUE PURCHASES OF EQUITY SECURITIES.

    As of February 28, 2009, we had approximately 1,400 shareholders. On July 21, 2005, FPB became listed on the Nasdaq Capital Market under the symbol “FPBI.” Prior to that, there was no public market for the stock. The table below shows the high, low and closing bid prices on the Nasdaq Capital Market for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

Calendar Quarter Ended	High	Low	Closing

March 30, 2007	$17.14	$15.71	$16.19
June 30, 2007	$16.61	$14.87	$15.75
September 30, 2007	$15.89	$12.72	$13.40
December 31, 2007	$13.35	$9.71	$9.80
March 31, 2008	$8.66	$8.25	$8.66
June 30, 2008	$7.21	$7.21	$7.21
September 30, 2008	$5.26	$5.02	$5.02
December 31, 2008	$2.84	$1.92	$1.99

                On June 15, 2007, FPB paid a 5% stock dividend. No dividend was paid in 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 2 of the 2008 Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained at pages 3 through 19 of the 2008 Annual Report. The 2008 Annual Report is attached hereto as Exhibit 13.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 2 of the 2008 Annual Report and the section entitled “Consolidated Financial Statements” contained at pages 20 through 52 of the 2008 Annual Report. The 2008 Annual Report is attached hereto as Exhibit 13.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                             ACCOUNTING AND FINANCIAL DISCLOSURE.

    Neither FPB nor the Bank has had any disagreements with its accountants.

ITEM 9A.   CONTROLS AND PROCEDURES

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

    Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of FPB’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

    (c)  Changes in internal controls

    FPB made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

ITEM 9B.   OTHER INFORMATION

    FPB experienced no events during the fourth quarter of 2008, which were required to be reported on Form 8-K which were not so reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information appearing under the headings “Election of Directors” of the definitive Proxy Statement and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” of the definitive Proxy Statement relating to the annual meeting of shareholders, scheduled to be held on April 29, 2008, is incorporated herein by reference.  None of the officers and directors named in those sections has been involved in any material legal proceedings.  We have adopted a code of ethics that applies to our executive officers, a copy of which was been filed with our 2005 Form 10-KSB as Exhibit 14.  Persons who would like a copy of such code of ethics may receive one without charge upon request made to Nancy E. Aumack, Chief Financial Officer, FPB Bancorp, Inc., 1792 NE Jensen Beach Blvd., Jensen Beach, Florida 34957.

ITEM 11.    EXECUTIVE COMPENSATION

The information appearing under the heading “Executive Compensation” of the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information appearing under the heading “Beneficial Ownership of Directors and Executive Officers” of the definitive Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

    The information appearing under the caption “Certain Relationships and Related Transactions” of the definitive Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information appearing under the caption “Proposal 3.Ratification of the Appointment Of The Independent Auditor for the Fiscal Year Ending December 31, 2009” of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an (a) were previously filed as a part of the Company’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000; those marked with a (b) were filed with the Company’s From 10-KSB on March 31, 2003; those marked with a (c) were filed with the Company’s Definitive Schedule 14A on October 26, 2005; those marked with a (d) were filed with the Company's Form 8-A on November 16, 2001; those marked with an (e) were filed with the Company's Form 10-QSB/A on August 2, 2008; those marked with an (f) were filed with the Company’s Form 10-Q on November 6, 2008; those marked with a (g) were filed with the Company’s Form 10-KSB on March 28, 2005; and those marked with an (h) were filed with the Company's Form 8-K on December 5, 2008.

(continued)

Exhibit No.	Description of Exhibit

(d)3.1	Articles of Incorporation
(d)3.2	Bylaws
(f) 3.3	Amendment to Bylaws
(d)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
(b)4.5	Amendment to First Peoples Bank Stock Option Plan
(c)4.6	2005 Stock Compensation Plan
(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
(f)10.2	Amended and Restated Employment Agreement for David W. Skiles
(e)10.3	Amended and Restated Change in Control Agreement for Nancy E. Aumack
(e)10.4	Amended and Restated Change in Control Agreement for Stephen J. Krumfolz
(e)10.5	Amended and Restated Change in Control Agreement for Marge Riley
(h)10.6	Letter Agreement, dated December 5, 2008 between the Company and the United States Department of the Treasury
(h)10.7	Form of Waiver, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.8	Form of Compliance Agreement, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.9	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury
13	2008 Annual Report
(g)14	Code of Ethics
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Financial Statement Schedules. FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 2 of the 2008 Annual Report and the section entitled “Consolidated Financial Statements” contained at pages 20 through 52 of the 2008 Annual Report. The 2008 Annual Report is attached hereto as Exhibit 13.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPB BANCORP, INC.

    Date: March 4, 2009                                                                      By: /s/ David W. Skiles
                                                    David W. Skiles
                            Principal Executive Officer,
                                                    President and Director

    Date: March 4, 2009                                                                       By: /s/ Nancy E. Aumack
                                         Nancy E. Aumack
                             Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ Gary A. Berger	Chairman of the Board	March 4, 2009
Gary A. Berger
/s/ Donald J. Cuozzo	Director	March 4, 2009
Donald J. Cuozzo
/s/ Ann L. Decker	Corporate Secretary and	March 6, 2009
Ann L. Decker	Director
/s/ Timothy K. Grimes	Director	March 6, 2009
Timothy K. Grimes
/s/ John S. Leighton, III	Director	March 6, 2009
John S. Leighton, III
/s/ Paul J. Miret	Director	March 10, 2009
Paul J. Miret
/s/ Robert L. Schweiger	Director	March 4, 2009
Robert L. Schweiger
/s/ Robert L. Seeley	Director	March 4, 2009
Robert L. Seeley
/s/ David W. Skiles	Chief Executive Officer	March 4, 2009
David W. Skiles	President and Director
/s/ Paul A. Zinter	Vice Chairman of the Board	March 9, 2009
Paul A. Zinter