Form 10-Q
period 2009-03-31
FPB BANCORP INC
filed 2009-05-14
CIK 1162245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

    (Do not check if a smaller reporting company)

            Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

    Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as  of the latest practicable date:

Common stock, par value $.01 per share	2,058,047 shares
(class)	Outstanding at April 30, 2009

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

FPB BANCORP, INC. AND SUBSIDIARY

INDEX

Index

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
Assets	2009	2008
	(unaudited)
Cash and due from banks	$9,532	2,826
Federal funds sold	3,000	2,384
Interest-bearing deposits with banks	381	247

Total cash and cash equivalents	12,913	5,457

Securities available for sale	33,935	33,238
Securities held to maturity (market value of $1)	-	1
Loans, net of allowance for loan losses of $2,634 and $2,552	185,031	184,182
Premises and equipment, net	5,764	5,881
Federal Home Loan Bank stock, at cost	930	853
Foreclosed assets	3,936	1,714
Accrued interest receivable	1,349	1,355
Deferred income taxes	1,945	1,654
Bank-owned life insurance	2,924	2,789
Other assets	2,101	2,049

Total assets	$250,828	239,173

Liabilities and Stockholders' Equity

Liabilities:
Non-interest bearing demand deposits	21,651	19,492
Savings, NOW and money-market deposits	49,410	39,458
Time deposits	142,519	141,733

Total deposits	213,580	200,683

Official checks	1,053	1,217
Federal Home Loan Bank advances	10,600	11,100
Other liabilities	1,252	1,277

Total liabilities	226,485	214,277

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, 5,800 shares of Series A issued and outstanding	-	-
Additional paid-in capital, preferred	5,800	5,800
Preferred stock discount	(498)	(521)
Common stock, $.01 par value; 5,000,000 shares authorized, 2,058,047 shares issued and outstanding	20	20
Additional paid-in capital, common	24,406	24,393
Accumulated deficit	(5,839)	(4,982)
Accumulated other comprehensive income	454	186

Total stockholders' equity	24,343	24,896

Total liabilities and stockholders' equity	$250,828	239,173

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Interest income:
Loans	$2,814	$3,432
Securities	403	105
Other	2	40

Total interest income	3,219	3,577

Interest expense:
Deposits	1,606	1,770
Interest on borrowings	58	6

Total interest expense	1,664	1,776

Net interest income	1,555	1,801

Provision for loan losses	1,069	559

Net interest income after provision for loan losses	486	1,242

Non-interest income:
Service charges and fees on deposit accounts	162	124
Loan brokerage fees	30	30
(Loss) gain on sale of loans held for sale	(23)	15
Gain on sale of securities available for sale	87	20
Income from bank-owned life insurance	27	27
Other fees	13	8

Total non-interest income	296	224

Non-interest expenses:
Salaries and employee benefits	896	985
Occupancy and equipment	393	372
Advertising	80	113
Data processing	141	159
Supplies	31	56
Professional fees	153	112
Other	322	287

Total non-interest expenses	2,016	2,084

Loss before income taxes	(1,234)	(618)
Income tax benefit	(472)	(237)

Net loss	$(762)	$(381)
Preferred stock dividend requirements and amortization of preferred stock discount	95	-
Net loss available to common shareholders	$(857)	$(381)

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited), continued
(Dollars in thousands, except per share amounts)

Net loss per common share:

Basic	$(.42)	(.19)
Diluted	$(.42)	(.19)

Weighted-average number of common shares, basic	$2,058,047	2,058,047
Weighted-average number of common shares, diluted	$2,058,047	2,058,047

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)

									Accumulated
	Preferred Stock				Common Stock				Other
			Additional				Additional		Compre-	Total
			Paid-In				Paid-In	Accumulated	hensive	Stockholders’
	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2007	-	$-	-	-	2,058,047	$20	23,813	(1,936)	34	21,931

Comprehensive loss:
Net loss for the three months ended March 31, 2008 (unaudited)	-	-	-	-	-	-	-	(381)	-	(381)

Net change in unrealized gain on securities available for sale, net of tax of $6 (unaudited)	-	-	-	-	-	-	-	-	10	10

Comprehensive Loss (unaudited)										(371)

Share-based compensation (unaudited)	-	-	-	-	-	-	8	-	-	8

Cumulative effect adjustment related to deferred compensation plans, net of tax benefit of $25 (unaudited) (see note 8)	-	-	-	-	-	-	-	(42)	-	(42)
Balance at March 31, 2008 (unaudited)	-	$-	-	-	2,058,047	$20	23,821	(2,359)	44	21,526

Balance at December 31, 2008	5,800	$-	5,800	(521)	2,058,047	$20	24,393	(4,982)	186	24,896

Comprehensive loss:
Net loss for the three months ended March 31, 2009 (unaudited)	-	-	-	-	-	-	-	(762)	-	(762)

Net change in unrealized gain on securities available for sale, net of tax of $162 (unaudited)	-	-	-	-	-	-	-	-	268	268

Comprehensive Loss (unaudited)										(494)

Preferred stock dividend requirements and amortization of preferred stock discount (unaudited)	-	-	-	23	-	-	-	(95)	-	(72)

Share-based compensation (unaudited)	-	-	-	-	-	-	13	-	-	13
Balance at March 31, 2009 (unaudited)	5,800	$-	5,800	(498)	2,058,047	$20	24,406	(5,839)	454	24,343

See Accompanying Notes to Consolidated Financial Statements.

Index
FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31
	2009	2008
Cash flows from operating activities:
Net loss	$(762)	$(381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122	102
Provision for loan losses	1,069	559
Amortization of loan fees, net	(28)	(50)
Deferred income taxes	(453)	(220)
Net amortization of premiums and discounts on securities	30	4
Loss (gain) on sale of loans held for sale	23	(15)
Gain on sale of securities available for sale	(87)	(20)
(Disbursements) proceeds from sale of loans held for sale	(23)	400
Originations of loans held for sale	-	(385)
Decrease in accrued interest receivable	6	33
Increase in other assets	(52)	(348)
Decrease in official checks and other liabilities	(205)	(570)
Income from bank-owned life insurance	(27)	(27)
Share-based compensation	13	8

Net cash used in operating activities	(374)	(910)

Cash flows from investing activities:
Maturities and calls of securities available for sale	4,500	-
Purchase of securities available for sale	(8,276)	(7,329)
Principal payments on securities available for sale	659	85
Proceeds from sale of securities available for sale	2,907	4,794
Principal payments on securities held to maturity	1	-
Net increase in loans	(4,112)	(6,647)
Purchase of premises and equipment	(5)	(536)
Purchase of Federal Home Loan Bank stock	(77)	(78)
Purchase of bank-owned life insurance	(108)	-

Net cash used in investing activities	(4,511)	(9,711)

Cash flows from financing activities:
Net increase in deposits	12,897	19,704
Cash paid to preferred stockholder	(56)	-
Repayment of Federal Home Loan Bank Advances	(500)	-

Net cash provided by financing activities	12,341	19,704

Net increase in cash and cash equivalents	7,456	9,083

Cash and cash equivalents at beginning of period	5,457	6,795

Cash and cash equivalents at end of period	$12,913	$15,878

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited), Continued
(In thousands)

	Three months ended March 31
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized $10 in 2008	$1,689	1,759

Income taxes	$-	-

Non-cash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of tax	$268	10

Cumulative effect adjustment related to deferred compensation plans, net of tax benefit of $25	$-	(42)

Transfer of loans to foreclosed assets	$2,222	-

Accrual of preferred stock dividend	$72	-

See Accompanying Notes to Consolidated Financial Statements.

Index
FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
General. FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") and the Bank owns 100% of the outstanding common stock of Treasure Coast Holdings, Inc., (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank.  The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation, which are currently $250,000 for all qualified accounts, and unlimited for non-interest bearing transaction accounts, both through  December 31, 2009. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida.  The newest office opened in May, 2008 on Gatlin Boulevard in Port St. Lucie, Florida.  In addition, the Palm City, Florida office opened in January of 2008.  The new subsidiary, Treasure Coast Holdings, Inc., was incorporated in June 2008 for the sole purpose of managing foreclosed assets.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position at March 31, 2009, and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. Information about impaired loans, the majority of which are collateral dependent, for the three months ended March 31, 2009 and 2008, is as follows (in thousands):

	At March 31,
	2009	2008
Loans identified as impaired:
Gross loans with no related allowance for losses	$18,305	$1,537
Gross loans with related allowance for loan losses recorded	5,019	3,215
Less: Allowance on these loans	477	336

Net investment in impaired loans	$22,847	$4,416

	Three Months Ended March 31,
	2009	2008

Average investment in impaired loans	$23,663	$2,984

Interest income recognized on impaired loans	$226	$7

Interest income received on impaired loans	$124	$7

During the quarter ending March 31, 2009, nine additional loans totaling $4.2 million were identified as impaired, with a net change for the quarter of $649,000.  Loans totaling $2.2 million were transferred to foreclosed assets during the quarter ending March 31, 2009.  Management believes that due to the collateral value associated with these loans, no material losses will be incurred.

(continued)

Index

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Balance at beginning of period	$2,552	$2,393
Provision for loan losses	1,069	559
(Charge-offs), net of recoveries	(987)	(502)

Balance at end of period	$2,634	$2,450

Non-accrual and past due loans were as follows (in thousands):

	At March 31,	At December 31,
	2009	2008

Non-accrual loans	$11,211	$10,105
Past due ninety days or more, but still accruing	1,278	250

	$12,489	$10,355

(3)
Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2009 of the regulatory capital requirements and the Bank's capital on a percentage basis:

	Percentage
	of	Regulatory
	the Bank	Requirement

Tier I capital to total average assets	8.11%	4.00%

Tier I capital to risk-weighted assets	9.87%	4.00%

Total capital to risk-weighted assets	11.12%	8.00%

(continued)

Index

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)
Loss Per Common Share. Basic loss per common share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For the three months ended March 31, 2009 and 2008, outstanding stock options and warrants are not considered dilutive due to the loss incurred by the Company.

(5)
Share-Based Compensation.  The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), and expenses the fair value of any stock options granted after December 31, 2005.  SFAS 123(R) requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options based on estimated fair values.  Under the fair value recognition provisions of SFAS 123(R), the Company recognizes share-based compensation in compensation and benefits for officers and employees, and in other expense for directors in the consolidated statements of operations.  The expense is recognized on a straight-line basis over the vesting period.

The Company established a Stock Option Plan in 1998 (“1998 Plan”) for directors, officers and employees of the Company. The 1998 Plan as amended provides for 131,553 shares of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The options expire ten years from the date of grant. At March 31, 2009, no shares remain available for grant, as the Plan Agreement terminated on December 8, 2008.  A summary of stock option information follows ($ in thousands, except per share amounts):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	36,953	$11.68
Options granted	579	8.50
Options forfeited	(771)	(9.52)

Outstanding at December 31, 2008
and March 31, 2009	36,761	$11.68	2.16 years	$-

Options exercisable at March 31, 2009	36,182	$11.73	2.05 years	$-

In 2005, the Company established a new option plan (“2005 Plan”) for directors, officers and employees of the Company.  The 2005 Plan provides for 158,743 shares of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The 2005 Plan allows for various vesting periods. All options expire ten years from the date of grant.  At March 31, 2009, 35,694 shares remain available for grant.

(continued)

Index

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Share-based Compensation, continued.

A summary of stock option information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	101,783	$15.63
Options forfeited	(6,442)	(14.47)
Options granted	27,708	9.34

Options outstanding at December 31, 2008
and March 31, 2009	123,049	$14.27	7.49 years	$-

Options exercisable at March 31, 2009	85,030	$15.49	7.05 years	$-

The fair value of each option granted in the first quarter of 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
2008
Dividend yield	-%
Expected life in years	6 – 6.5 years
Expected stock volatility	23.44% - 28.20%
Risk-free interest rate	4.88% - 4.98%
Per share grant-date fair value of options
issued during the period	$3.11 - $3.40

No stock options were granted during the three months ended March 31, 2009

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

The total fair value of shares vested and recognized as compensation expense was $13,000 and $8,000 for 2009 and 2008 respectively, and the related tax benefit recognized  was $1,000 in 2009 and none in 2008. As of December 31, 2008, the Company had 38,598 stock options not fully vested and there was $76,000 of total unrecognized compensation cost related to these non-vested options. This cost is expected to be recognized monthly over a weighted-average period of 1.3 years on a straight-line basis.

In addition, as discussed in more detail in Note 6, the Company sold on December 5, 2008 to the U.S. Treasury a ten year warrant to purchase at any time up to 183,158 shares of the Company’s common stock for $4.75 per share.

(6)
Stockholders’ Equity. On December 5, 2008, the Company issued and sold to the United States Department of the Treasury (the “Treasury”) 5,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”), along with a ten year warrant (the “Warrant”) to purchase at any time up to 183,158 shares of the Company’s common stock for $4.75 per share, for a total cash investment of $5.8 million from the Treasury (the “Transaction”).

The Transaction proceeds of $5.8 million were allocated between the Preferred Shares and Warrant based on the ratio of the estimated fair value of the Warrant to the aggregate estimated fair value of both the Preferred Shares and the Warrant. The value of the Warrant was computed to be $394,000 using the Black Scholes model with the following inputs: expected stock volatility of 61.89%, risk-free interest rate of 4.11%, expected life of 5 years and no dividend yield. The value of the Preferred Shares was computed to be $3.9 million based on the net present value of the expected cash flows over five years using a discount rate of 14%, which represents what the Company believes to be its incremental borrowing rate for a similar transaction in the private sector. The allocation of proceeds to the Warrant was recorded as a “preferred stock discount” against the Preferred Shares, with a corresponding and equal entry to additional paid in common equity in the amount of $526,000. This discount is being amortized over five years on a straight-line basis and increases the loss available to common shareholders.

(7)	Fair Value Measurements. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2009 - Available-for-sale securities	$33,935	-	$33,935	-

          (continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7)	Fair Value Measurements, continued.

Impaired collateral-dependent loans and foreclosed assets are carried at fair value when the current collateral value is lower than the carrying value of the loan or foreclosed asset.  Those impaired collateral-dependent loans and foreclosed assets which are measured at fair value on a non-recurring basis are as follows (in thousands):

							Losses Recorded in
							Operations For the
						Total	Three Months Ended
	Total		Level 1	Level 2	Level 3	Losses	March 31, 2009
As of March 31, 2009:
Impaired Loans	$6,972	(1)	-	-	$6,972	$(2,481)	$(266)

Foreclosed assets	$3,936		-	-	$3,936	-	-

(1) In addition, loans with a carrying value of $15.9 million were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(8)
Cumulative Effect Adjustment Related to Deferred Compensation Plans.  During 2007, the Financial Accounting Standards Board issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires an employer to recognize a liability for postretirement death benefits provided under endorsement split-dollar agreements. An endorsement split-dollar agreement is an arrangement whereby  an employer owns a life insurance policy that covers the life of an employee and, pursuant to a separate agreement, endorses a portion of the policy’s death benefits to the insured employee’s beneficiary. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has entered into Supplemental Death Benefit Agreements with certain of its directors and executive officers pursuant to which the Company has agreed to pay a portion of the death benefit payable under certain life insurance policies owned by the Company to the directors’ or executives’ beneficiaries upon their death. As a result of the adoption of EITF 06-4, the Company recognized a cumulative effect adjustment (decrease) to retained earnings of $(42,000) representing an additional liability of $67,000 required to be provided under EITF 06-4 on January 1, 2008 relating to the agreements, net of deferred income taxes of $25,000.

(9)
Recent Development.  On May 1, 2009, the Office of the Comptroller of Currency closed Silverton Bank, N.A., the Company’s primary correspondent bank.  The FDIC was appointed as the Receiver and the correspondent bank is now operating as Silverton Bridge Bank, National Association.  The Company had previously purchased a total of 200 shares of the common stock of Silverton Bank, N.A., for a total investment of $548,000, which is being charged-off during the second quarter of 2009.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Index

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.
Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the "Company") as of March 31, 2009, and the related condensed consolidated statements of operations, stockholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
May 11, 2009

Index

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") and the Bank owns 100% of the outstanding common stock of Treasure Coast Holdings, Inc., (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank.  The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation, which are currently $250,000 for all qualified accounts, and unlimited for non-interest bearing transaction accounts, both through  December 31, 2009. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida.  The newest office opened in May, 2008 on Gatlin Boulevard in Port St. Lucie, Florida.  In addition, the Palm City, Florida office opened in January of 2008.  The new subsidiary, Treasure Coast Holdings, Inc., was incorporated in June 2008 for the sole purpose of managing foreclosed assets.

Liquidity and Capital Resources

The Company's primary source of cash during the three months ended March 31, 2009 was from net deposit inflows of approximately $12.9 million and the sale, call or maturity of securities available for sale of approximately $7.4 million. Cash was used primarily for net loan originations of approximately $4.1 million and the purchase of securities available for sale of approximately $8.3 million. At March 31, 2009, the Company had time deposits of $102.1 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2009	2008	2008
Average equity as a percentage of average assets	10.09%	9.79%	10.47%

Equity to total assets at end of period	9.71%	10.41%	9.99%

Return on average assets (1)	(1.40%)	(1.38%)	(.74%)

Return on average equity (1)	(13.87%)	(14.10%)	(7.03%)

Noninterest expenses to average assets (1)	3.31%	3.89%	4.03%

Nonperforming loans to total assets at end of period	4.98%	4.33%	2.66%

(1)	Annualized for the three months ended March 31, 2009 and 2008.

 (continued)

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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at March 31, 2009, follows (in thousands):

Contract
Amount

Commitments to extend credit	$2,249

Available lines of credit	$16,084

Standby letters of credit	$177

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

	Three Months Ended March 31,
	2009			2008
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$186,478	2,814	6.04%	$180,992	3,432	7.58%
Securities	33,618	403	4.80	8,578	105	4.90
Other (1)	4,303	2.19		6,015	40	2.66

Total interest-earning assets	224,399	3,219	5.74	195,585	3,577	7.32

Noninterest-earning assets	20,510			11,346

Total assets	$244,909			$206,931

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	43,174	221	2.05	32,691	237	2.90
Time deposits	143,969	1,385	3.85	128,753	1,533	4.76
Borrowings	10,822	58	2.14	100	6	2.40

Total interest-bearing liabilities	197,965	1,664	3.36	161,544	1,776	4.40

Demand deposits	20,532			20,743
Noninterest-bearing liabilities	1,702			2,971
Stockholders' equity	24,710			21,673

Total liabilities and stockholders' equity	$244,909			$206,931

Net interest income		$1,555			$1,801

Interest-rate spread (2)			2.38%			2.92%

Net interest margin (3)			2.77%			3.68%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.21

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2009 and 2008

General.  Net loss available to common shareholders for the three months ended March 31, 2009, was $(857,000) or $(.42) per basic and diluted common share compared to net losses of $(381,000) or $(.19) per basic and diluted common share for the three month period ended March 31, 2008. This increase in the Company's net losses was primarily due to a decrease in interest income and an increase in the provision for loan loss, partially offset by a decrease in interest expense and non-interest expense, and an increase in non-interest income.

Interest Income.  Interest income decreased to $3.2 million for the three months ended March 31, 2009 from $3.6 million for the three months ended March 31, 2008.  Interest income on loans decreased to $2.8 million due to a decrease in the average yield earned, partially offset by an increase in the average loan portfolio balance for the three months ended March 31, 2009.

Interest Expense.  Interest expense decreased to $1.7 million for the three months ended March 31, 2009, from $1.8 million for the three months ended March 31, 2008.  Interest expense decreased due to a decrease in the average yield paid on deposits, partially offset by an increase in the average balance of deposits for the three months ended March 31, 2009.

Provision for Loan Losses.  The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of impaired loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 2009, was $1.1 million compared to $559,000 for the same period in 2008.  Management believes the balance in the allowance for loan losses of $2.6 million at March 31, 2009, is adequate.

Non-interest Income.  Total non-interest income increased to $296,000 for the three months ended March 31, 2009, from $224,000 for the three months ended March 31, 2008 primarily as a result of an increase in service charges on deposit accounts and gain on sale of securities available for sale, partially offset by a decrease in gain on sale of loans held for sale.

Non-interest Expenses.  Total non-interest expenses decreased to $2.0 million for the three months ended March 31, 2009 from $2.1 million for the three months ended March 31, 2008, primarily due to a decrease in employee compensation and benefits of $89,000, and decreases in advertising, data processing and supplies totaling $76,000, partially offset by increases in occupancy, professional fees and other expenses totaling $110,000.

Income Taxes. The income tax benefit for the three months ended March 31, 2009, was $472,000 compared to an income tax benefit of $237,000 for the three months ended March 31, 2008.

Index

  FPB BANCORP, INC. AND SUBSIDIARY

Item 4.	Controls and Procedures

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

We have made no significant changes in its internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an (a) were previously filed as a part of the Company’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000; those marked with a (b) were filed with the Company’s 2003 Proxy Statement filed with the Security and Exchange Commission (“SEC”) on March 28, 2003; those marked with a (c) were filed with the Company’s Definitive Schedule 14A filed with the SEC on October 26, 2005; those marked with a (d) were filed with the Company’s Form 8-A with the SEC on November 16, 2001; those marked with an (e) were filed with the Company’s Form 10-QSB with the SEC on August 2, 2008; those marked with an (f) were filed with the Company’s Form 10-QSB with the SEC on November 6, 2008; and those marked with an (h) were filed with the Company’s Form 8-K on December 5, 2008.

Exhibit No.	Description of Exhibit

(d)3.1	Articles of Incorporation
(d)3.2	Bylaws
(e)3.3	Amendment to the Bylaws, Adopted August 15, 2008
(a)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
(b)4.5	Amendment to First Peoples Bank Stock Option Plan
(c)4.6	2005 Stock Compensation Plan
(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
(f)10.2	Amended and Restated Employment Agreement for David W. Skiles
(h)10.6	Letter Agreement, dated December 5, 2008 between the Company and the United States Department of the Treasury
(h)10.7	Form of Waiver, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.8	Form of Compliance Agreement, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.9	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury
(e)10.3	Amended and Restated Change in Control Agreement for Nancy E. Aumack
(e)10.4	Amended and Restated Change in Control Agreement for Stephen J. Krumfolz
(e)10.5	Amended and Restated Change in Control Agreement for Marge Riley
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

FPB BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC.
(Registrant)

Date:	May 11, 2009	By:	/s/David W. Skiles
David W. Skiles, Principal Executive Officer, President and Chief Executive Officer

Date:	May 11, 2009	By:	/s/Nancy E. Aumack
Nancy E. Aumack, Principal Financial Officer, Senior Vice President and Chief Financial Officer

Index