Form 10-Q
period 2009-08-11
FPB BANCORP INC
filed 2009-08-12
CIK 1162245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

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

    (Do not check if a smaller reporting company)

            Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

    Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as  of the latest practicable date:

Common stock, par value $.01 per share	2,058,047 shares
(class)	Outstanding at July 31, 2009

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

FPB BANCORP, INC. AND SUBSIDIARY

INDEX

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
Assets	2009	2008
	(unaudited)
Cash and due from banks	$11,923	2,826
Federal funds sold	6,000	2,384
Interest-bearing deposits with banks	2,724	247

Total cash and cash equivalents	20,647	5,457

Securities available for sale	33,835	33,238
Securities held to maturity (market value of $1)	-	1
Loans, net of allowance for loan losses of $3,227 and $2,552	185,964	184,182
Premises and equipment, net	5,648	5,881
Federal Home Loan Bank stock, at cost	918	853
Foreclosed assets	6,346	1,714
Accrued interest receivable	1,287	1,355
Deferred income taxes	3,185	1,654
Bank-owned life insurance	2,953	2,789
Other assets	1,637	2,049

Total assets	$262,420	239,173

Liabilities and Stockholders’ Equity

Liabilities:
Non-interest bearing demand deposits	20,544	19,492
Savings, NOW and money-market deposits	60,497	39,458
Time deposits	146,481	141,733

Total deposits	227,522	200,683

Official checks	480	1,217
Federal Home Loan Bank advances	10,600	11,100
Other liabilities	1,254	1,277

Total liabilities	239,856	214,277

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, 5,800 shares of Series A issued and outstanding	-	-
Additional paid-in capital, preferred	5,800	5,800
Preferred stock discount	(475)	(521)
Common stock, $.01 par value; 5,000,000 shares authorized, 2,058,047 shares issued and outstanding	20	20
Additional paid-in capital, common	24,419	24,393
Accumulated deficit	(7,028)	(4,982)
Accumulated other comprehensive (loss) income	(172)	186

Total stockholders’ equity	22,564	24,896

Total liabilities and stockholders’ equity	$262,420	239,173

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans	$2,799	$3,266	$5,613	$6,698
Securities	373	135	776	240
Other	2	54	4	94

Total interest income	3,174	3,455	6,393	7,032

Interest expense:
Deposits	1,601	1,706	3,207	3,476
Interest on borrowings	59	1	117	7

Total interest expense	1,660	1,707	3,324	3,483

Net interest income	1,514	1,748	3,069	3,549

Provision for loan losses	863	273	1,932	832

Net interest income after provision for loan losses	651	1,475	1,137	2,717

Non-interest income:
Service charges and fees on deposit accounts	173	132	335	256
Loan brokerage fees	40	46	70	76
Gain on sale of loans held for sale	148	-	125	15
Gain on sale of securities available for sale	406	-	493	20
Write-down of other assets	(548)	-	(548)	-
Income from bank-owned life insurance	29	27	56	54
Other fees	3	1	16	9

Total non-interest income	251	206	547	430

Non-interest expenses:
Salaries and employee benefits	974	1,016	1,870	2,001
Occupancy and equipment	386	388	779	760
Advertising	109	97	189	210
Data processing	136	152	277	311
Supplies	34	45	65	101
Professional fees	176	147	329	259
Write-down of foreclosed assets	503	-	503	-
Other	554	305	876	592

Total non-interest expenses	2,872	2,150	4,888	4,234

Loss before income taxes	(1,970)	(469)	(3,204)	(1,087)
Income tax benefit	(877)	(178)	(1,349)	(415)

Net loss	$(1,093)	$(291)	$(1,855)	$(672)
Preferred stock dividend requirements and amortization of preferred stock discount	96	-	191	-
Net loss available to common shareholders	$(1,189)	$(291)	$(2,046)	$(672)

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited), continued
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss per common share:

Basic	$(.58)	$(.14)	$(.99)	$(.33)
Diluted	$(.58)	$(.14)	$(.99)	$(.33)

Weighted-average number of common shares, basic	2,058,047	2,058,047	2,058,047	2,058,047
Weighted-average number of common shares, diluted	2,058,047	2,058,047	2,058,047	2,058,047

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders' Equity

Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)

									Accumulated
	Preferred Stock				Common Stock				Other
			Additional				Additional		Compre-	Total
			Paid-In				Paid-In	Accumulated	hensive	Stockholders’
	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2007	-	$-	-	-	2,058,047	$20	23,813	(1,936)	34	21,931

Comprehensive loss:
Net loss for the six months ended June 30, 2008 (unaudited)	-	-	-	-	-	-	-	(672)	-	(672)

Net change in unrealized gain on securities available for sale, net of tax of $6 (unaudited)	-	-	-	-	-	-	-	-	(133)	(133)

Comprehensive Loss (unaudited)										(805)

Share-based compensation (unaudited)	-	-	-	-	-	-	26	-	-	26

Cumulative effect adjustment related to deferred compensation plans, net of tax benefit of $25 (unaudited) (see note 8)	-	-	-	-	-	-	-	(42)	-	(42)
Balance at June 30, 2008 (unaudited)	-	$-	-	-	2,058,047	$20	23,839	(2,650)	(99)	21,110

Balance at December 31, 2008	5,800	$-	5,800	(521)	2,058,047	$20	24,393	(4,982)	186	24,896

Comprehensive loss:
Net loss for the six months ended June 30, 2009 (unaudited)	-	-	-	-	-	-	-	(1,855)	-	(1,855)

Net change in unrealized gain on securities available for sale, net of tax benefit of $(216) (unaudited)	-	-	-	-	-	-	-	-	(358)	(358)

Comprehensive Loss (unaudited)										(2,213)

Preferred stock dividend requirements and amortization of preferred stock discount (unaudited)	-	-	-	46	-	-	-	(191)	-	(145)

Share-based compensation (unaudited)	-	-	-	-	-	-	26	-	-	26
Balance at June 30, 2009 (unaudited)	5,800	$-	5,800	(475)	2,058,047	$20	24,419	(7,028)	(172)	22,564

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,855)	$(672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239	217
Provision for loan losses	1,932	832
Amortization of loan fees, net	(61)	(125)
Deferred income taxes	(1,315)	(455)
Net amortization of premiums and discounts on securities	69	4
Gain on sale of securities available for sale	(493)	(20)
Gain on sale of loans held for sale	(125)	(15)
Proceeds from sale of loans held for sale	2,599	400
Originations of loans held for sale	(2,474)	(385)
Write-down of foreclosed assets	503	-
Decrease (increase) in accrued interest receivable	68	(3)
Decrease (increase) in other assets	412	(440)
(Decrease) increase in official checks and other liabilities	(776)	5
Income from bank-owned life insurance	(56)	(54)
Share-based compensation	26	26

Net cash used in operating activities	(1,307)	(685)

Cash flows from investing activities:
Maturities and calls of securities available for sale	8,500	-
Purchase of securities available for sale	(31,965)	(9,328)
Principal payments on securities available for sale	1,554	185
Proceeds from sale of securities available for sale	21,164	4,794
Principal payments on securities held to maturity	1	2
Net increase in loans	(8,788)	(10,710)
Purchase of premises and equipment	(6)	(859)
Purchase of Federal Home Loan Bank stock	(65)	(78)
Purchase of bank-owned life insurance	(108)	-

Net cash used in investing activities	(9,713)	(15,994)

Cash flows from financing activities:
Net increase in deposits	26,839	17,711
Cash paid to preferred stockholder	(129)	-
Repayment of Federal Home Loan Bank Advances	(500)	-

Net cash provided by financing activities	26,210	17,711

Net increase in cash and cash equivalents	15,190	1,032

Cash and cash equivalents at beginning of period	5,457	6,795

Cash and cash equivalents at end of period	$20,647	$7,827

Index

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Six months ended June 30
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized $21 in 2008	$3,256	3,441

Income taxes	$-	75

Non-cash transactions:
Accumulated other comprehensive loss, net change in unrealized gain on securities available for sale, net of tax benefit	$(358)	(133)

Cumulative effect adjustment related to deferred compensation plans, net of tax benefit of $25	$-	(42)

Transfer of loans to foreclosed assets	$5,135	-

Accrual of preferred stock dividend	$145	-

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position at June 30, 2009, and the results of operations for the three and six-month periods ended June 30, 2009 and 2008 and cash flows for the six-month periods ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. Information about impaired loans, the majority of which are collateral dependent, for the six months ended June 30, 2009 and 2008, is as follows (in thousands):

	At June 30,
	2009	2008
Loans identified as impaired:
Gross loans with no related allowance for losses	$14,621	$1,944
Gross loans with related allowance for loan losses recorded	7,359	4,388
Less: Allowance on these loans	996	391

Net investment in impaired loans	$20,984	$5,941

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Average investment in impaired loans	$20,725	$5,707	$22,242	$4,345
Interest income recognized on impaired loans	$200	$7	$426	$14
Interest income received on impaired loans	$216	$7	$340	$14

 (continued)

Index

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. During the quarter ending June 30, 2009, six additional loans totaling $1.4 million were identified as impaired, with a net decrease for the quarter of $1.9 million. Loans totaling $2.6 million were transferred to foreclosed assets during the quarter ending June 30, 2009. Management continues to evaluate the collateral position on its impaired loans for any deterioration in value on a regular basis. At this time, due to the collateral value associated with these loans, no material losses are expected to be incurred above those already reserved or charged-off. However, if the economy continues to deteriorate, or property values decline further, additional adjustments may be necessary in the future.

The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended		Six MonthsEnded
	June 30,		June 30
	2009	2008	2009	2008

Balance at beginning of period	$2,634	$2,450	$2,552	$2,393
Provision for loan losses	863	273	1,932	832
(Charge-offs), net of recoveries	(270)	(154)	(1,257)	(656)

Balance at end of period	$3,227	$2,569	$3,227	$2,569

Non-accrual and past due loans were as follows (in thousands):

	At June 30,	At December 31,
	2009	2008

Non-accrual loans	$12,319	$10,105
Past due ninety days or more, but still accruing	470	250

	$12,789	$10,355

(3)
Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2009 of the regulatory capital requirements and the Bank's capital on a percentage basis:

	Percentage of	Regulatory
	the Bank	Requirement

Tier I capital to total average assets	7.58%	4.00%

Tier I capital to risk-weighted assets	9.60%	4.00%

Total capital to risk-weighted assets	10.85%	8.00%

(continued)

Index

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)
Loss Per Common Share. Basic loss per common share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2009 and 2008, outstanding stock options and warrants are not considered dilutive due to the loss incurred by the Company.

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

The Company established a Stock Option Plan in 1998 (“1998 Plan”) for directors, officers and employees of the Company. The 1998 Plan as amended provides for 131,553 shares of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The options expire ten years from the date of grant. At June 30, 2009, no shares remain available for grant, as the Plan Agreement terminated on December 8, 2008.  A summary of stock option information follows ($ in thousands, except per share amounts):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	36,953	$11.68
Options granted	579	8.50
Options forfeited	(771)	(9.52)

Outstanding at December 31, 2008	37,761	$11.68
Options forfeited	(1,102)	$15.42

Outstanding at June 30, 2009	35,659	11.56	1.91 years	$-

Options exercisable at June 30, 2009	35,196	$11.61	1.80 years	$-

In 2005, the Company established a new option plan (“2005 Plan”) for directors, officers and employees of the Company. The 2005 Plan provides for 158,743 shares of common stock to be available for grant. The exercise price of the stock options is the fair market value of the common stock on the date of grant. The 2005 Plan allows for various vesting periods. All options expire ten years from the date of grant. At June 30, 2009, 37,005 shares remain available for grant.

(continued)

Index

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

Share-based Compensation, continued.

A summary of stock option information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	101,783	$15.63
Options forfeited	(6,442)	(14.47)
Options granted	27,708	9.34

Options outstanding at December 31, 2008	123,049	$14.27
Options forfeited	(1,811)	16.29
Options granted	500	8.85

Outstanding at June 30, 2009	121,738	$14.22	7.25 years	$-

Options exercisable at June 30, 2009	97,083	$15.08	7.23 years	$-

The fair value of each option granted in the first quarter of 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2009	2008
Dividend yield	-%	-%
Expected life in years	6 years	6 – 6.5 years
Expected stock volatility	86.14%	23.44% - 28.20%
Risk-free interest rate	3.76%	4.88% - 4.98%
Per share grant-date fair value of options
issued during the period	$1.18	$3.11 - $3.40

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

     (continued)

Index

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements, Continued

Share-Based Compensation, continued

The total fair value of shares vested and recognized as compensation expense was $26,000 and $26,000 for 2009 and 2008, respectively, and the related tax benefit recognized was $1,000 in 2009 and none in 2008. As of June 30, 2009, the Company had 25,118 stock options not fully vested and there was $63,000 of total unrecognized compensation cost related to these non-vested options. This cost is expected to be recognized monthly over a weighted-average period of .97 years on a straight-line basis.

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

The Transaction proceeds of $5.8 million were allocated between the Preferred Shares and Warrant based on the ratio of the estimated fair value of the Warrant to the aggregate estimated fair value of both the Preferred Shares and the Warrant. The value of the Warrant was computed to be $394,000 using the Black Scholes model with the following inputs: expected stock volatility of 61.89%, risk-free interest rate of 4.11%, expected life of 5 years and no dividend yield. The value of the Preferred Shares was computed to be $3.9 million based on the net present value of the expected cash flows over five years using a discount rate of 14%, which represented what the Company believed to be its incremental borrowing rate for a similar transaction in the private sector. The allocation of proceeds to the Warrant was recorded as a “preferred stock discount” against the Preferred Shares, with a corresponding and equal entry to additional paid in common equity in the amount of $526,000. This discount is being amortized over five years on a straight-line basis and increases the loss available to common shareholders.

Fair Value Measurements. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2009 - Available-for-sale securities	$33,835	-	33,835	-

          (continued)

Index

FPB BANCORP, INC. AND SUBSIDIARY

 Notes to Condensed Consolidated Financial Statements, Continued

(7)	Fair Value Measurements, continued. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

Impaired collateral-dependent loans and foreclosed assets are carried at fair value when the current collateral value is lower than the carrying value of the loan or foreclosed   asset.  Those impaired collateral-dependent loans and foreclosed assets which are measured at fair value on a non-recurring basis are as follows (in thousands):

							Losses
							Recorded in
							Operations
							For the Six
						Total	Months Ended
	Total		Level 1	Level 2	Level 3	Losses	June 30, 2009
As of June 30, 2009:
Impaired loans	$8,347	(1)	-	-	$8,347	$(2,836)	$(853)

Foreclosed assets	$6,346		-	-	$6,346	$(503)	$(503)

(1)	In addition, loans with a carrying value of $12.6 million were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

The estimated fair values of the Company's financial instruments were as follows (in thousands):

	At June 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$20,647	20,647	5,457	5,457
Securities available for sale	33,835	33,835	33,238	33,238
Securities held to maturity	-	-	1	1
Loans, net	185,964	196,039	184,182	189,649
Federal Home Loan Bank stock	918	918	853	853
Accrued interest receivable	1,287	1,287	1,355	1,355

Financial liabilities:
Deposit liabilities	227,522	228,068	200,683	202,475
Federal Home Loan Bank advances	10,600	10,524	11,100	11,377

Off-balance-sheet financial instruments	-	-	-	-

          (continued)

Index

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements, Continued

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

Index

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2009, and for the three and six-month periods ended June 30, 2009 and 2008 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Index

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.
Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 2009, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2009 and 2008, and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company's management.

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
July 31, 2009

Index
FPB BANCORP, INC. AND SUBSIDIARY

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

Liquidity and Capital Resources

The Company's primary source of cash during the six months ended June 30, 2009 was from net deposit inflows of approximately $26.8 million and the sale, call or maturity of securities available for sale of approximately $29.7 million. Cash was used primarily for net loan originations of approximately $8.8 million and the purchase of securities available for sale of approximately $32.0 million. At June 30, 2009, the Company had time deposits of $93.1 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2009	December 31, 2008	June 30, 2008

Average equity as a percentage of average assets	9.52%	9.79%	10.15%

Equity to total assets at end of period	8.60%	10.41%	9.88%

Return on average assets (1)	(1.47%)	(1.37%)	(.64%)

Return on average equity (1)	(15.48%)	(13.97%)	(6.27%)

Noninterest expenses to average assets (1)	3.88%	3.89%	4.01%

Nonperforming loans and foreclosed assets to total assets at end of period	7.29%	5.05%	3.33%

(1)	Annualized for the six months ended June 30, 2009 and 2008.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at June 30, 2009, follows (in thousands):

Contract
Amount

Commitments to extend credit	$3,177

Available lines of credit	$14,623

Standby letters of credit	$141

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

	Three Months Ended June 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$187,392	2,799	5.97%	$183,369	3,266	7.12%
Securities	39,207	373	3.81	10,546	135	5.12
Other (1)	6,543	2	.12	9,812	54	2.20

Total interest-earning assets	233,142	3,174	5.45	203,727	3,455	6.78

Noninterest-earning assets	25,457			12,064

Total assets	$258,599			$215,791

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	56,183	256	1.82	37,971	242	2.55
Time deposits	145,651	1,345	3.69	130,982	1,464	4.47
Borrowings	10,600	59	2.23	385	1	1.04

Total interest-bearing liabilities	212,434	1,660	3.13	169,338	1,707	4.03

Demand deposits	20,774			24,048
Noninterest-bearing liabilities	2,170			1,188
Stockholders' equity	23,221			21,217

Total liabilities and stockholders' equity	$258,599			$215,791

Net interest income		$1,514			$1,748

Interest-rate spread (2)			2.32%			2.75%

Net interest margin (3)			2.60%			3.43%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.20

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$186,935	5,613	6.01%	$182,181	6,698	7.35%
Securities	36,413	776	4.26	9,562	240	5.02
Other (1)	5,423	4	.15	7,913	94	2.38

Total interest-earning assets	228,771	6,393	5.59	199,656	7,032	7.04

Noninterest-earning assets	22,984			11,705

Total assets	$251,755			$211,361

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	49,679	477	1.92	35,331	479	2.71
Time deposits	144,810	2,730	3.77	129,868	2,997	4.62
Borrowings	10,711	117	2.18	528	7	2.65

Total interest-bearing liabilities	205,200	3,324	3.24	165,727	3,483	4.20

Demand deposits	20,653			22,395
Noninterest-bearing liabilities	1,936			1,794
Stockholders' equity	23,966			21,445

Total liabilities and stockholders' equity	$251,755			$211,361

Net interest income		$3,069			$3,549

Interest-rate spread (2)			2.35%			2.84%

Net interest margin (3)			2.68%			3.56%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11			1.20

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three Month Periods Ended June 30, 2009 and 2008

General.  Net loss available to common shareholders for the three months ended June 30, 2009, was $(1,189,000) or $(.58) per basic and diluted common share compared to net losses of $(291,000) or $(.14) per basic and diluted common share for the three month period ended June 30, 2008. This increase in the Company's net losses was primarily due to a decrease in interest income, and increases in the provision for loan loss and other non-interest expenses, partially offset by a decrease in interest expense and an increase in non-interest income.

Interest Income.  Interest income decreased to $3.2 million for the three months ended June 30, 2009 from $3.5 million for the three months ended June 30, 2008.  Interest income on loans decreased to $2.8 million due to a decrease in the average yield earned and an increase in the level of nonperforming loans, partially offset by an increase in the average loan portfolio balance for the three months ended June 30, 2009.

Interest Expense.  Interest expense decreased by $47,000 for the three months ended June 30, 2009, from the three months ended June 30, 2008.  Interest expense decreased due to a decrease in the average yield paid on deposits, partially offset by an increase in the average balance of deposits for the three months ended June 30, 2009.

Provision for Loan Losses.  The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of impaired loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 2009, was $863,000 compared to $273,000 for the same period in 2008.  Management believes the balance in the allowance for loan losses of $3.2 million at June 30, 2009 is adequate.

Non-interest Income.  Total non-interest income increased to $251,000 for the three months ended June 30, 2009, from $206,000 for the three months ended June 30, 2008 primarily as a result of an increase in service charges on deposit accounts, gain on sale of securities available for sale and an increase in gain on sale of loans held for sale, partially offset by a $548,000 corporate stock write-down representing the company’s investment in 200 shares of common stock of Silverton Bank, N.A.

Non-interest Expenses.  Total non-interest expenses increased to $2.9 million for the three months ended June 30, 2009 from $2.2 million for the three months ended June 30, 2008, primarily due to increases in other non-interest expense, professional fees and advertising, totaling $290,000 and write-downs of foreclosed assets of $503,000, partially offset by decreases in employee compensation and benefits, data processing, supplies, and occupancy and equipment, totaling $71,000.

Income Taxes. The income tax benefit for the three months ended June 30, 2009, was $877,000 compared to an income tax benefit of $178,000 for the three months ended June 30, 2008.

Index

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2009 and 2008

General.  Net loss available to common shareholders for the six months ended June 30, 2009, was $(2,046,000) or $(.99) per basic and diluted common share compared to net losses of $(672,000) or $(.33) per basic and diluted common share for the six months ended June 30, 2008. This increase in the Company's net losses was primarily due to a decrease in interest income and increases in the provision for loan loss and non-interest expenses partially offset by a decrease in interest expense and an increase in non-interest income.

Interest Income.  Interest income decreased to $6.4 million for the six months ended June 30, 2009 from $7.0 million for the six months ended June 30, 2008.  Interest income on loans decreased to $5.6 million due to a decrease in the average yield earned and an increase in the level of nonperforming loans, partially offset by an increase in the average loan portfolio balance for the six months ended June 30, 2009.

Interest Expense.  Interest expense decreased to $3.3 million for the six months ended June 30, 2009, from $3.5 million for the six months ended June 30, 2008.  Interest expense decreased due to a decrease in the average yield paid on deposits, partially offset by an increase in the average balance of deposits for the six months ended June 30, 2009.

Provision for Loan Losses.  The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of impaired loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the six months ended June 30, 2009, was $1.9 million compared to $832,000 for the same period in 2008.  Management believes the balance in the allowance for loan losses of $3.2 million at June 30, 2009 is adequate.

Non-interest Income.  Total non-interest income increased to $547,000 for the six months ended June 30, 2009, from $430,000 for the six months ended June 30, 2008 primarily as a result of an increase in service charges on deposit accounts, gains on sale of securities available for sale and an increase in gain on sale of loans held for sale, partially offset by a $548,000 corporate stock write-down representing the company’s investment in 200 shares of common stock of Silverton Bank, N.A.

Non-interest Expenses.  Total non-interest expenses increased to $4.9 million for the six months ended June 30, 2009 from $4.2 million for the six months ended June 30, 2008, primarily due to increases in other non-interest expense, professional fees and occupancy and equipment totaling $373,000 and write-downs of foreclosed assets of $503,000, partially offset by decreases in employee compensation and benefits, data processing, supplies and advertising totaling $222,000.

Income Taxes. The income tax benefit for the six months ended June 30, 2009, was $1.3 million compared to an income tax benefit of $415,000 for the six months ended June 30, 2008.

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

We have made no significant changes in its internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Index

FPB BANCORP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of FPB Bancorp, Inc. was held on April 29, 2009 to vote on the following proposals:

Proposal I:	Election of four directors
Proposal II:	An advisory vote on Executive Compensation
Proposal III:	Ratification of the appointment of Hacker, Johnson & Smith PA as independent auditors
Proposal IV:	Adjournment of the meeting

At the Annual Meeting, 1,527,653 shares were present in person or by proxy.  Listed below are the results of the matters subject to a vote of security holders:

						Broker
	Term	For	Against	Withheld	Abstain	Nonvote

Proposal I
Donald J. Cuozzo	3 year	1,383,360	-	144,293	-	-
Timothy K. Grimes	3 year	1,383,742	-	143,911	-	-
John S. Leighton, III	3 year	1,349,292	-	178,361	-	-
Paul A. Zinter	3 year	1,382,258	-	145,395	-	-

Proposal II	-	1,241,110	177,118	-	109,425	-

Proposal III	-	1,421,758	25,193	-	80,702	-

Proposal IV	-	1,326,442	117,056	-	84,155	-

Following the Annual Meeting, Gary A. Berger, Ann L. Decker, Paul J. Miret, Robert L. Schweiger, Robert L. Seeley and David W. Skiles, also continued as directors of the Company.

Index

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

Exhibit No.	Description of Exhibit
(d)3.1	Articles of Incorporation
(d)3.2	Bylaws
(e)3.3	Amendment to the Bylaws, Adopted August 15, 2008
(h)3.4	Articles of Amendment to the Articles of Incorporation authorizing the Preferred Shares
(a)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
(h)4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A
(h)4.4	Warrant to Purchase Up to 183,158 Shares of Common Stock
(b)4.5	Amendment to First Peoples Bank Stock Option Plan
(c)4.6	2005 Stock Compensation Plan
(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
(f)10.2	Amended and Restated Employment Agreement for David W. Skiles
(e)10.3	Amended and Restated Change in Control Agreement for Nancy E. Aumack
(e)10.4	Amended and Restated Change in Control Agreement for Stephen J. Krumfolz
(e)10.5	Amended and Restated Change in Control Agreement for Marge Riley
(h)10.6	Letter Agreement, dated December 5, 2008 between the Company and the United States Department of the Treasury
(h)10.7	Form of Waiver, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.8	Form of Compliance Agreement, executed by each of David W. Skiles, Nancy E. Aumack, and Marge Riley
(h)10.9	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

 FPB BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC.
(Registrant)

Date:	August 7, 2009	By:	/s/ David W. Skiles
David W. Skiles, Principal Executive Officer, President and Chief Executive Officer

Date:	August 7, 2009	By:	/s/Nancy E. Aumack
Nancy E. Aumack, Principal Financial Officer, Senior Vice President and Chief Financial Officer