Form 10-Q
period 2009-09-30
FPB BANCORP INC
filed 2009-11-16
CIK 1162245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☐    NO  ☐ *The registrant has not yet been phased into the interactive data requirements.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,058,047 shares
(class)	Outstanding at October 31, 2009

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

FPB BANCORP, INC. AND SUBSIDIARY

INDEX

PART I. FINANCIAL INFORMATION

FPB BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
Assets	2009	2008
	(unaudited)
Cash and due from banks	$3,574	2,826
Federal funds sold	6,000	2,384
Interest-bearing deposits with banks	11,984	247

Total cash and cash equivalents	21,558	5,457
Securities available for sale	34,262	33,238
Securities held to maturity (market value of $1)	—	1
Loans, net of allowance for loan losses of $4,504 and $2,552	187,810	184,182
Premises and equipment, net	5,545	5,881
Federal Home Loan Bank stock, at cost	918	853
Foreclosed assets	7,037	1,714
Accrued interest receivable	1,320	1,355
Deferred income taxes	4,198	1,654
Bank-owned life insurance	2,982	2,789
Other assets	1,806	2,049

Total assets	$267,436	239,173

Liabilities and Stockholders’ Equity

Liabilities:
Non-interest bearing demand deposits	20,965	19,492
Savings, NOW and money-market deposits	70,908	39,458
Time deposits	141,665	141,733

Total deposits	233,538	200,683
Official checks	533	1,217
Federal Home Loan Bank advances	10,600	11,100
Other liabilities	1,667	1,277

Total liabilities	246,338	214,277

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, 5,800 shares of Series A issued and outstanding	—	—
Additional paid-in capital, preferred	5,800	5,800
Preferred stock discount	(452)	(521)
Common stock, $.01 par value; 25,000,000 shares authorized, 2,058,047 shares issued and outstanding	20	20
Additional paid-in capital, common	24,432	24,393
Accumulated deficit	(8,704)	(4,982)
Accumulated other comprehensive income	2	186

Total stockholders’ equity	21,098	24,896

Total liabilities and stockholders’ equity	$267,436	239,173

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans	$2,831	$3,232	$8,444	$9,930
Securities	365	196	1,141	436
Other	11	29	15	123

Total interest income	3,207	3,457	9,600	10,489

Interest expense:
Deposits	1,521	1,673	4,728	5,149
Interest on borrowings	59	1	176	8

Total interest expense	1,580	1,674	4,904	5,157

Net interest income	1,627	1,783	4,696	5,332

Provision for loan losses	1,981	896	3,913	1,728

Net interest (expense) income after provision for loan losses	(354)	887	783	3,604

Non-interest income:
Service charges and fees on deposit accounts	197	138	532	394
Loan brokerage fees	83	48	153	124
Gain on sale of loans held for sale	45	—	170	15
Gain on sale of securities available for sale	—	—	493	20
Write-down of other assets	—	(7)	(548)	(11)
Income from bank-owned life insurance	29	27	85	81
Other fees	1	2	17	15

Total non-interest income	355	208	902	638

Non-interest expenses:
Salaries and employee benefits	959	1,003	2,829	3,004
Occupancy and equipment	387	418	1,166	1,178
Advertising	30	103	219	313
Data processing	158	128	435	439
Supplies	28	49	93	150
Professional fees	209	136	538	395
Loss on sale of foreclosed assets	112	—	112	—
Write-down of foreclosed assets	181	—	684	—
Expenses of foreclosed assets	233	—	520	—
Other	418	294	1,007	886

Total non-interest expenses	2,715	2,131	7,603	6,365

Loss before income taxes	(2,714)	(1,036)	(5,918)	(2,123)
Income tax benefit	(1,134)	(393)	(2,483)	(808)

Net loss	$(1,580)	$(643)	$(3,435)	$(1,315)
Preferred stock dividend requirements and amortization of preferred stock discount	(96)	—	(287)	—

Net loss available to common shareholders	$(1,676)	$(643)	$(3,722)	$(1,315)

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited), continued

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss per common share:

Basic	$(.81)	$(.31)	$(1.81)	$(.64)

Diluted	$(.81)	$(.31)	$(1.81)	$(.64)

Weighted-average number of common shares, basic	2,058,047	2,058,047	2,058,047	2,058,047

Weighted-average number of common shares, diluted	2,058,047	2,058,047	2,058,047	2,058,047

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine months Ended September 30, 2009 and 2008

(Dollars in thousands)

	Preferred Stock				Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Discount	Shares	Amount	Additional Paid-In Capital
Balance at December 31, 2007	—	$—	—	—	2,058,047	$20	23,813	(1,936)	34	21,931

Comprehensive loss:

Net loss for the nine months ended September 30, 2008 (unaudited)	—	—	—	—	—	—	—	(1,315)	—	(1,315)

Net change in unrealized gain on securities available for sale, net of tax of $6 (unaudited)	—	—	—	—	—	—	—	—	(193)	(193)

Comprehensive Loss (unaudited)										(1,508)

Share-based compensation (unaudited)	—	—	—	—	—	—	39	—	—	39

Cumulative effect adjustment related to deferred compensation plans, net of tax benefit of $25 (unaudited) (see note 9)	—	—	—	—	—	—	—	(42)	—	(42)

Balance at September 30, 2008 (unaudited)	—	$—	—	—	2,058,047	$20	23,852	(3,293)	(159)	20,420

Balance at December 31, 2008	5,800	$—	5,800	(521)	2,058,047	$20	24,393	(4,982)	186	24,896

Comprehensive loss:

Net loss for the nine months ended September 30, 2009 (unaudited)	—	—	—	—	—	—	—	(3,435)	—	(3,435)

Net change in unrealized gain on securities available for sale, net of tax benefit of $111 (unaudited)	—	—	—	—	—	—	—	—	(184)	(184)

Comprehensive Loss (unaudited)										(3,619)

Preferred stock dividend requirements and amortization of preferred stock discount (unaudited)	—	—	—	69	—	—	—	(287)	—	(218)

Share-based compensation (unaudited)	—	—	—	—	—	—	39	—	—	39

Balance at September 30, 2009 (unaudited)	5,800	$—	5,800	(452)	2,058,047	$20	24,432	(8,704)	2	21,098

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,435)	$(1,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355	342
Provision for loan losses	3,913	1,728
Amortization of loan fees, net	(91)	(80)
Deferred income taxes	(2,433)	—
Net amortization of premiums and discounts on securities	96	8
Gain on sale of securities available for sale	(493)	(20)
Gain on sale of loans held for sale	(227)	(15)
Proceeds from sale of loans held for sale	4,704	400
Originations of loans held for sale	(4,477)	(385)
Write-down of foreclosed assets	684	—
Loss on sale of foreclosed assets	112	—
Decrease (increase) in accrued interest receivable	35	(179)
Decrease (increase) in other assets	243	(1,595)
Decrease in official checks and other liabilities	(310)	(156)
Income from bank-owned life insurance	(85)	(81)
Share-based compensation	39	39

Net cash used in operating activities	(1,370)	(1,309)

Cash flows from investing activities:
Maturities and calls of securities available for sale	8,500	—
Purchase of securities available for sale	(32,965)	(16,455)
Principal payments on securities available for sale	2,379	476
Proceeds from sale of securities available for sale	21,164	4,794
Principal payments on securities held to maturity	1	3
Net increase in loans	(15,561)	(14,195)
Purchase of premises and equipment	(19)	(882)
Purchase of Federal Home Loan Bank stock	(65)	(78)
Purchase of bank-owned life insurance	(108)	—
Proceeds from the sale of foreclosed assets	1,992	—

Net cash used in investing activities	(14,682)	(26,337)

Cash flows from financing activities:
Net increase in deposits	32,855	36,110
Cash paid to preferred stockholder	(202)	—
Repayment of Federal Home Loan Bank Advances	(500)	—

Net cash provided by financing activities	32,153	36,110

Net increase in cash and cash equivalents	16,101	8,464

Cash and cash equivalents at beginning of period	5,457	6,795

Cash and cash equivalents at end of period	$21,558	$15,259

FPB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows, Continued

(In thousands)

	Nine months ended September 30
	2009	2008
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest, net of interest capitalized $21 in 2008	$4,789	5,161

Income taxes	$—	75

Non-cash transactions:
Accumulated other comprehensive loss, net change in unrealized gain on securities available for sale, net of tax benefit	$(184)	(193)

Cumulative effect adjustment related to deferred compensation plans, net of tax benefit of $25	$—	(42)

Transfer of loans to foreclosed assets	$8,111	199

Accrual of preferred stock dividend and amortization of preferred stock discount	$218	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. FPB Bancorp, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”) and the Bank owns 100% of the outstanding common stock of Treasure Coast Holdings, Inc., (collectively referred to as the “Company”). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation, which are currently $250,000 for all qualified accounts, and unlimited for non-interest bearing transaction accounts, both through June 30, 2010. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida. The newest office opened in May, 2008 on Gatlin Boulevard in Port St. Lucie, Florida. In addition, the Palm City, Florida office opened in January of 2008. The new subsidiary, Treasure Coast Holdings, Inc., was incorporated in June 2008 for the sole purpose of managing foreclosed assets.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position at September 30, 2009, and the results of operations for the three and nine-month periods ended September 30, 2009 and 2008 and cash flows for the nine-month periods ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated events occurring subsequent to the balance sheet date through November 16, 2009 (the financial statement issuance date), determining no events require additional disclosure in these consolidated condensed financial statements.

(2)	Loan Impairment and Credit Losses. Information about impaired loans, the majority of which are collateral dependent, for the three and nine months ended September 30, 2009 and 2008, is as follows (in thousands):

	At September 30,
	2009	2008

Loans identified as impaired:
Gross loans with no related allowance for losses	$13,367	$5,478
Gross loans with related allowance for loan losses recorded	8,459	5,044
Less: Allowance on these loans	1,894	542

Net investment in impaired loans	$19,932	$9,980

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Average investment in impaired loans	$19,881	$7,357	$21,455	$5,349

Interest income recognized on impaired loans	$(26)	$5	$400	$19

Interest income received on impaired loans	$104	$5	$444	$19

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. During the quarter ending September 30, 2009, there was a net decrease in impaired loans of $1.1 million, primarily due to the transfer of $3.0 million to foreclosed assets and additional specific reserves taken during the quarter, partially offset by the addition of seventeen loans to impaired status, totaling $4.7 million. Management continues to evaluate the collateral position on its impaired loans for any deterioration in value on a regular basis. At this time, due to the collateral value associated with these impaired loans, no material losses are expected to be incurred above those already reserved or charged-off. However, if the economy continues to deteriorate, or property values decline further, additional adjustments may be necessary in the future.

The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30
	2009	2008	2009	2008
Balance at beginning of period	$3,227	$2,569	$2,552	$2,393
Provision for loan losses	1,981	896	3,913	1,728
(Charge-offs), net of recoveries	(704)	(830)	(1,961)	(1,486)

Balance at end of period	$4,504	$2,635	$4,504	$2,635

Non-accrual and past due loans were as follows (in thousands):

	At September 30,	At December 31,
	2009	2008
Non-accrual loans	$15,685	$10,105
Past due ninety days or more, but still accruing	1,717	250

	$17,402	$10,355

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2009 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Percentage of the Bank	Regulatory Requirement

Tier I capital to total average assets	6.26%	4.00%

Tier I capital to risk-weighted assets	8.14%	4.00%

Total capital to risk-weighted assets	9.40%	8.00%

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Loss Per Common Share. Basic loss per common share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2009 and 2008, outstanding stock options and warrants are not considered dilutive due to the losses incurred by the Company.

(5)	Share-Based Compensation. The Company established a Stock Option Plan in 1998 (“1998 Plan”) for directors, officers and employees of the Company. The 1998 Plan as amended provides for 131,553 shares of common stock to be available for grant. The exercise price of the stock options is the fair market value of the common stock on the date of grant. The options expire ten years from the date of grant. At September 30, 2009, no shares remain available for grant, as the Plan Agreement terminated on December 8, 2008. A summary of stock option information follows ($ in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	36,953	$11.68
Options granted	579	8.50
Options forfeited	(771)	9.52

Outstanding at December 31, 2008	36,761	$11.68
Options forfeited	(1,102)	15.42
Options expired	(3,306)	9.07

Outstanding at September 30, 2009	32,353	$11.82	1.67 years	$—

Options exercisable at September 30, 2009	31,890	$11.87	1.58 years	$—

In 2005, the Company established a new option plan (“2005 Plan”) for directors, officers and employees of the Company. The 2005 Plan provides for 158,743 shares of common stock to be available for grant. The exercise price of the stock options is the fair market value of the common stock on the date of grant. The 2005 Plan allows for various vesting periods. All options expire ten years from the date of grant. At September 30, 2009, 37,005 shares remain available for grant.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Share-based Compensation, continued.

A summary of stock option information follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	101,783	$15.63
Options forfeited	(6,442)	14.47
Options granted	27,708	9.34

Options outstanding at December 31, 2008	123,049	$14.27
Options forfeited	(1,811)	16.29
Options granted	500	8.85

Outstanding at September 30, 2009	121,738	$14.22	7.00 years	$—

Options exercisable at September 30, 2009	97,083	$15.03	6.69 years	$—

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine months Ended September 30,
	2009	2008
Dividend yield	—%	—%
Expected life in years	6 years	6 –6.5 years
Expected stock volatility	86.14%	23.44% - 28.74%
Risk-free interest rate	3.76%	4.07% - 4.98%
Per share grant-date fair value of options issued during the period	$1.18	$2.27 - $3.40

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

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements, Continued

(5)	Share-Based Compensation, continued

The total fair value of shares vested and recognized as compensation expense was $39,000 and $39,000 for 2009 and 2008, respectively, and there was $2,000 in related tax benefit recognized in 2009 and none in 2008. As of September 30, 2009, the Company had 25,118 stock options not fully vested and there was $50,000 of total unrecognized compensation cost related to these non-vested options. This cost is expected to be recognized monthly over a weighted-average period of 1 year on a straight-line basis.

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

At a Special Meeting of the Shareholders, held on October 6, 2009, the number of authorized shares of common and preferred stock of the Company was increased from 5,000,000 to 25,000,000 and from 1,000,000 to 2,000,000 respectively.

(7)	Common Stock Offering. The Company has filed preliminary documents with the Securities and Exchange Commission (SEC) for a common stock offering in the near future. In that offering, the Company is seeking to raise between $5,000,000 and $25,000,000 in additional capital. The proceeds from this offering will be used to increase the capital of the bank to maintain its capital ratios and to support its future loan and deposit growth. The terms of this offering have not yet been finalized.

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements, Continued

(8)	Fair Value Measurements. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value	Fair Value Measurements at Reporting Date Using
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2009 - Available-for-sale securities	$34,262	—	34,262	—

Impaired collateral-dependent loans and foreclosed assets are carried at fair value when the current collateral value is lower than the carrying value of the loan or foreclosed asset. Those impaired collateral-dependent loans and foreclosed assets which are measured at fair value on a non-recurring basis are as follows (in thousands):

	Total		Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Nine Months Ended September 30, 2009
As of September 30, 2009:
Impaired loans	$8,636	(1)	—	—	$8,636	$2,786	$1,850

Foreclosed assets	$7,037		—	—	$7,037	$684	$684

(1)	In addition, loans with a carrying value of $11.3 million were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At September 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$21,558	21,558	5,457	5,457
Securities available for sale	34,262	34,262	33,238	33,238
Securities held to maturity	—	—	1	1
Loans, net	187,810	190,004	184,182	189,649
Federal Home Loan Bank stock	918	918	853	853
Accrued interest receivable	1,320	1,320	1,355	1,355

Financial liabilities:
Deposit liabilities	233,538	233,886	200,683	202,475
Federal Home Loan Bank advances	10,600	10,571	11,100	11,377

Off-balance-sheet financial instruments	—	—	—	—

(continued)

FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements, Continued

(9)	Cumulative Effect Adjustment Related to Deferred Compensation Plans. During 2007, the Financial Accounting Standards Board issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires an employer to recognize a liability for postretirement death benefits provided under endorsement split-dollar agreements. An endorsement split-dollar agreement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and, pursuant to a separate agreement, endorses a portion of the policy’s death benefits to the insured employee’s beneficiary. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has entered into Supplemental Death Benefit Agreements with certain of its directors and executive officers pursuant to which the Company has agreed to pay a portion of the death benefit payable under certain life insurance policies owned by the Company to the directors’ or executives’ beneficiaries upon their death. As a result of the adoption of EITF 06-4, the Company recognized a cumulative effect adjustment (decrease) to retained earnings of $(42,000) representing an additional liability of $67,000 required to be provided under EITF 06-4 on January 1, 2008 relating to the agreements, net of deferred income taxes of $25,000.

FPB BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2009, and for the three and nine-month periods ended September 30, 2009 and 2008 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.

Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2009 and 2008, and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
November 16, 2009

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of First Peoples Bank (the “Bank”) and the Bank owns 100% of the outstanding common stock of Treasure Coast Holdings, Inc., (collectively referred to as the “Company”). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation, which are currently $250,000 for all qualified accounts, and unlimited for non-interest bearing transaction accounts, both through June 30, 2010. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida. The newest office opened in May, 2008 on Gatlin Boulevard in Port St. Lucie, Florida. In addition, the Palm City, Florida office opened in January of 2008. The new subsidiary, Treasure Coast Holdings, Inc., was incorporated in June 2008 for the sole purpose of managing foreclosed assets.

Regulatory Matters

At the request of the Federal Reserve Bank of Atlanta (“Federal Reserve”) our Board of Directors, on October 21, 2009 adopted resolutions limiting us from reducing our capital position. Pursuant to these resolutions, we have committed to: (i) not incurring debt at the holding company level without prior Federal Reserve approval; (ii) not paying dividends on our securities (including our Series A Preferred Stock) without prior Federal Reserve approval; (iii) not purchasing or redeeming stock without Federal Reserve approval; (iv) not making any other payment which would represent a reduction in capital, other than normal and routine operating expenses; and (v) providing to the Federal Reserve on a quarterly basis, a parent-only balance sheet and confirmation of compliance with the resolutions. These resolutions prohibit us from paying dividends on, or redeeming, the Series A Preferred Stock without Federal Reserve approval See “Risk Factors.”

The Bank has agreed with the bank regulatory agencies, in a memorandum of understanding, that by December 31, 2009 and thereafter, the Bank will maintain a Tier 1 leverage capital ratio of not less than 8% and a total risk-based capital ratio of not less than 11%. The Bank has also committed to reducing its ratio of classified assets to the sum of its capital and allowance for loan and lease losses on a graduated basis over the next year, culminating in a ratio of 60% by September 2010. At September 30, 2009, due to additional provision for loan losses of $2.0 million in the third quarter, the Bank was considered “adequately capitalized,” with ratios as follows: Tier 1 leverage capital ratio of 6.26% and a total risk-based capital ratio of 9.40%, with FPB retaining $285,000 in cash at the holding company level which could be down-streamed to the Bank as capital.

Based on the Bank’s financial condition at September 30, 2009, we anticipate that the FDIC will request the Bank to stipulate to the entry of a formal enforcement action. Formal enforcement actions include cease and desist orders, consent orders and written agreements. Although we do not know what form the enforcement action will take or when the FDIC will provide the Bank with the proposed action, we expect the FDIC will act by the end of 2009 or early 2010. While the final form and terms of such action are not yet determinable, we expect the areas addressed in the memorandum of understanding described above to be the primary areas of the FDIC’s concern. The Bank has been aggressively working on improving its performance and condition in these areas. We believe that the successful completion of this offering will help to improve the condition of the Bank and help to address many of the FDIC’s and OFR’s concerns. See “Risk Factors.”

Loan Portfolio

During the current recession our earnings have been materially affected by required provisions for loan losses stemming from deterioration in our commercial real estate and consumer loan portfolios. In mid-2008, we formulated a plan to reduce our exposure to weaker lending relationships. Management’s practice has been to do business with borrowers in our area who we know. The Bank did not fund any sub-prime loans and had very limited exposure to non-owner occupied commercial real estate and residential real estate. We have moved further away from this class of assets by establishing a moratorium on residential construction and development lending in the current economic environment. As of September 30, 2009, we have reduced our exposure in total construction and development loans by more than $12.2 million, or 84% from September 30, 2008. The majority of the Bank’s loans are owner occupied commercial loans to local business borrowers or consumer loans to their employees. Our market area as a whole has felt the impact of the residential real estate market’s deterioration and our customers appear to be working hard to adjust their business plans to this new reality.

Over the last nine months, we have taken several properties into our subsidiary incorporated for the purpose of divesting our foreclosed assets, and we are actively working to market these properties. For example, in 2009, we have: (i) sold two commercial properties carried at $1.8 million for $2.1 million in September; (ii) sold two vacant lots carried at $60,000 for $65,000 in July; (iii) sold three residential properties carried at $417,000 for $383,000; and (iv) entered into contracts for sale for a total of $281,000 on two single family homes, carried at a total of $372,000. We have also had a great deal of success working with our borrowers to move properties to new owners instead of taking them back.

FPB BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2009 was from net deposit inflows of approximately $32.9 million and the sale, call or maturity of securities available for sale of approximately $29.7 million. Cash was used primarily for net loan originations of approximately $15.6 million and the purchase of securities available for sale of approximately $33.0 million. At September 30, 2009, the Company had time deposits of $93.8 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine months Ended September 30, 2009	Year Ended December 31, 2008	Nine months Ended September 30, 2008
Average equity as a percentage of average assets	9.02%	9.79%	9.90%

Equity to total assets at end of period	7.89%	10.41%	8.83%

Return on average assets (1)	(1.78)%	(1.37)%	(.82)%

Return on average equity (1)	(19.72)%	(13.97)%	(8.28)%

Noninterest expenses to average assets (1)	3.94%	3.89%	3.97%

Nonperforming loans and foreclosed assets to total assets at end of period	9.14%	5.05%	4.44%

(1)	Annualized for the nine months ended September 30, 2009 and 2008.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2009, follows (in thousands):

Contract Amount

Commitments to extend credit	$1,210

Available lines of credit	$14,545

Standby letters of credit	$86

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$191,079	2,831	5.93%	$186,785	3,232	6.92%
Securities	33,510	365	4.36	15,358	196	5.10
Other (1)	17,948	11.25		5,296	29	2.19

Total interest-earning assets	242,537	3,207	5.29	207,439	3,457	6.67

Noninterest-earning assets	26,313			11,788

Total assets	$268,850			$219,227

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	65,404	292	1.79	40,917	255	2.49
Time deposits	147,020	1,229	3.34	132,572	1,418	4.28
Borrowings	10,600	59	2.23	290	1	1.38

Total interest-bearing liabilities	223,024	1,580	2.83	173,779	1,674	3.85

Demand deposits	21,775			23,383
Noninterest-bearing liabilities	2,294			1,391
Stockholders’ equity	21,757			20,674

Total liabilities and stockholders’ equity	$268,850			$219,227

Net interest income		$1,627			$1,783

Interest-rate spread (2)			2.46%			2.82%

Net interest margin (3)			2.68%			3.44%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09			1.19

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$188,316	8,444	5.98%	$183,715	9,930	7.21%
Securities	35,445	1,141	4.29	11,494	436	5.06
Other (1)	9,598	15.21		7,041	123	2.33

Total interest-earning assets	233,359	9,600	5.49	202,250	10,489	6.91

Noninterest-earning assets	24,093			11,733

Total assets	$257,452			$213,983

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	54,920	769	1.87	37,193	734	2.63
Time deposits	145,547	3,959	3.63	130,769	4,415	4.50
Borrowings	10,674	176	2.20	449	8	2.38

Total interest-bearing liabilities	211,141	4,904	3.10	168,411	5,157	4.08

Demand deposits	21,027			22,725
Noninterest-bearing liabilities	2,055			1,659
Stockholders’ equity	23,229			21,188

Total liabilities and stockholders’ equity	$257,452			$213,983

Net interest income		$4,696			$5,332

Interest-rate spread (2)			2.39%			2.83%

Net interest margin (3)			2.68%			3.52%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11			1.20

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2009 and 2008

General. Net loss available to common shareholders for the three months ended September 30, 2009, was $(1.7) million or $(.81) per basic and diluted common share compared to net losses of $(643,000) or $(.31) per basic and diluted common share for the three-month period ended September 30, 2008. This increase in the Company’s net losses was primarily due to a decrease in interest income, and increases in the provision for loan loss and other non-interest expenses, partially offset by a decrease in interest expense and an increase in non-interest income.

Interest Income. Interest income decreased to $3.2 million for the three months ended September 30, 2009 from $3.5 million for the three months ended September 30, 2008. Interest income on loans decreased to $2.8 million due to a decrease in the average yield earned and an increase in the level of nonperforming loans, partially offset by an increase in the average loan portfolio balance for the three months ended September 30, 2009.

Interest Expense. Interest expense decreased by $94,000 for the three months ended September 30, 2009, from the three months ended September 30, 2008. Interest expense decreased due to a decrease in the average yield paid on deposits, partially offset by an increase in the average balance of deposits for the three months ended September 30, 2009. In addition, borrowings from the Federal Home Loan Bank increased to $10.6 million at September 30, 2009 as compared to $100,000 at September 30, 2008.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of impaired loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended September 30, 2009, was $2.0 million compared to $896,000 for the same period in 2008. Management believes the balance in the allowance for loan losses of $4.5 million at September 30, 2009 is adequate.

Non-interest Income. Total non-interest income increased to $355,000 for the three months ended September 30, 2009, from $208,000 for the three months ended September 30, 2008 primarily as a result of an increase in service charges on deposit accounts and an increase in gain on sale of loans held for sale, partially offset by a decrease in loan brokerage fees.

Non-interest Expenses. Total non-interest expenses increased to $2.7 million for the three months ended September 30, 2009 from $2.1 million for the three months ended September 30, 2008, primarily due to increases in other non-interest expense, professional fees and data processing, totaling $614,000 and write-downs of foreclosed assets of $181,000, partially offset by decreases in employee compensation and benefits, advertising, supplies, and occupancy and equipment, totaling $169,000.

Income Taxes. The income tax benefit for the three months ended September 30, 2009, was $1.1 million compared to an income tax benefit of $393,000 for the three months ended September 30, 2008.

FPB BANCORP, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2009 and 2008

General. Net loss available to common shareholders for the nine months ended September 30, 2009, was $(3.7) million or $(1.81) per basic and diluted common share compared to net losses of $(1.3) million or $(.64) per basic and diluted common share for the nine months ended September 30, 2008. This increase in the Company’s net losses was primarily due to a decrease in interest income and increases in the provision for loan loss and non-interest expenses partially offset by a decrease in interest expense and an increase in non-interest income.

Interest Income. Interest income decreased to $9.6 million for the nine months ended September 30, 2009 from $10.5 million for the nine months ended September 30, 2008. Interest income on loans decreased to $8.4 million due to a decrease in the average yield earned and an increase in the level of nonperforming loans, partially offset by an increase in the average loan portfolio balance for the nine months ended September 30, 2009.

Interest Expense. Interest expense decreased to $4.9 million for the nine months ended September 30, 2009, from $5.2 million for the nine months ended September 30, 2008. Interest expense decreased due to a decrease in the average yield paid on deposits, partially offset by an increase in the average balance of deposits for the nine months ended September 30, 2009. In addition, the average balance of borrowings increased to $10.7 million for the 2009 period as compared to $449,000 for the same period in 2008, partially offset by a decrease in the average yield paid on borrowings.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of impaired loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the nine months ended September 30, 2009, was $3.9 million compared to $1.7 million for the same period in 2008. Management believes the balance in the allowance for loan losses of $4.5 million at September 30, 2009 is adequate.

Non-interest Income. Total non-interest income increased to $902,000 for the nine months ended September 30, 2009, from $638,000 for the nine months ended September 30, 2008 primarily as a result of an increase in service charges on deposit accounts, gains on sale of securities available for sale and an increase in gain on sale of loans held for sale, partially offset by a $548,000 corporate stock write-down representing the company’s investment in 200 shares of common stock of Silverton Bank, N.A., as well as a decrease in loan brokerage fees.

Non-interest Expenses. Total non-interest expenses increased to $7.6 million for the nine months ended September 30, 2009 from $6.4 million for the nine months ended September 30, 2008, primarily due to increases in other non-interest expense and professional fees totaling $938,000 and write-downs of foreclosed assets of $684,000, partially offset by decreases in employee compensation and benefits, occupancy and equipment, data processing, supplies and advertising totaling $342,000.

Income Taxes. The income tax benefit for the nine months ended September 30, 2009, was $2.5 million compared to an income tax benefit of $808,000 for the nine months ended September 30, 2008.

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

We have made no significant changes in its internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in shares of our common stock is speculative and involves a high degree of risk, including the risks described below. These risks could materially affect our business, results of operations or financial condition and the trading price of our common stock. The risks that we have highlighted here are not the only ones that we face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely could be material or could occur.

Changes in business and economic conditions, in particular those of the Florida markets in which we operate, could continue to lead to lower asset quality, and lower earnings.

Unlike larger national or regional banks that are more geographically diversified, our business and earnings are closely tied to general business and economic conditions, particularly the economy of St. Lucie, Martin and Indian River Counties, Florida. The local economy is heavily influenced by tourism, real estate, and other service-based industries. Factors that could affect the local economy include declines in tourism, higher energy costs, reduced consumer or corporate spending, natural disasters or adverse weather, the recent and possibly continuing significant decline in real estate values and the recent significant deterioration in general economic conditions. Although there is hope that the biotech industry coming to Port St. Lucie will influence positive change in the economic structure of the city and the immediate surrounding area, a sustained economic downturn could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenue and lower earnings. The Florida economy continued to weaken during 2009. We continually monitor changes in the economy, changes in housing prices, and unemployment rates. We also monitor the value of collateral, such as real estate, that secures loans we have made. A decline in the value of collateral could also reduce a customer’s borrowing power.

Difficult market conditions could continue to adversely affect us and our industry.

Dramatic declines in asset values, including in the housing and commercial real estate markets, over the past year have negatively impacted credit performance of many financial institutions’ loans. Many lenders have reduced, and in some cases, ceased providing funding to borrowers, including other financial institutions, reflecting concern about the stability of financial markets, generally, and the strength of counterparties, specifically. This market turmoil and tightening of credit has led to an increased level of commercial and consumer delinquencies for other financial institutions, a lack of confidence in the financial sector, and increased volatility in the financial markets. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition, and results of operations.

Recent negative developments in the financial services industry and the U.S. and global credit markets may continue to adversely impact our operations, results and stock price.

Negative developments over the past year in the capital markets have resulted in uncertainty in the financial markets in general, with the expectation of the general economic downturn continuing through 2009 and beyond. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for deposits has increased significantly due to liquidity concerns at many of these same institutions. As a result, there is a likelihood of new Federal or state laws and regulations regarding lending and funding practices and capital and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of any new legislation and regulation in response to those developments could negatively and materially impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

We may become subject to enforcement actions that could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock.

The Bank has entered into a memorandum of understanding with its regulatory agencies. Pursuant to that, we have agreed to increase capital levels, decrease commercial real estate loan concentration, improve asset quality by reducing classified assets, take steps to increase earnings and decrease reliance on brokered deposits. In addition, at the request of the Federal Reserve, our Board of Directors adopted resolutions prohibiting us from incurring debt or reducing our capital through dividends, stock repurchases or other non-routine expenditures without the approval of the Federal Reserve.

In addition, based on the Bank’s financial condition at September 30, 2009, we anticipate that the FDIC will request the Bank to stipulate to the entry of a formal enforcement action. Formal enforcement actions include cease and desist orders, consent orders and written agreements. Although we do not know what form the enforcement action will take or when the FDIC will provide the Bank with the proposed action, we expect the FDIC to take action by the end of 2009 or early 2010. While the final form and terms of such action are not yet determinable, we expect the areas addressed in the memorandum of understanding described above to be the primary areas of the FDIC’s concern. The Bank has been aggressively working on improving its performance and condition in these areas.

If we are unable to maintain sufficient capital levels, improve our asset quality, commercial real estate loan concentration, core funding usage and earnings, comply with the memorandum of understanding, or if our regulators pursue formal or informal enforcement actions against the Company or the Bank, we could become subject to additional, heightened enforcement actions and orders. If our regulators were to take such additional enforcement actions, then we could, among other things, become subject to restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such enforcement action could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock.

Our financial performance will be negatively impacted if we are unable to execute our growth strategy.

Our success depends primarily on generating loans and deposits of acceptable risk and expense. There can be no assurances that we will be successful in continuing our organic, or internal, growth strategy, which depends upon economic conditions, our ability to identify appropriate markets for expansion, our ability to recruit and retain qualified personnel, our ability to fund growth at a reasonable cost, our ability to maintain sufficient capital to support our growth initiatives, competitive factors, banking laws, and other factors. As we implement our growth strategy, we may incur increased personnel, occupancy and other operating expenses. As we increase our overhead, we must absorb those higher expenses while we begin to generate new deposits and loans, and there is also a time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Consequently, our plans to grow will likely depress our earnings in the short run, even if we efficiently execute our strategy.

If real estate values in our markets continue to decline, our loan portfolio may become impaired.

A significant portion of our loan portfolio consists of mortgages secured by real estate located in St. Lucie, Martin and Indian River Counties, Florida. As of September 30, 2009, 56.3% of our loan portfolio consisted of commercial real estate loans, and 0.20% of our loan portfolio consisted of residential real estate loans. Real estate values in our market have recently decreased and may continue to decline due to: changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. If real estate values continue to decline in our market, the value of the real estate collateral securing our loans will likely be reduced. Such a reduction in the value of our collateral could increase the number of nonperforming loans, reduce our ability to realize on our collateral and thereby adversely affect our financial performance.

Our loan portfolio includes a substantial amount of commercial real estate loans.

Our commercial real estate loans and construction and development loans accounted for $109.5 million, or 56.8%, of our total loan portfolio as of September 30, 2009. Of this total, however, $73.7 million was secured by owner-occupied commercial real estate. The credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Repayment of loans secured by commercial real estate in some cases is dependent upon the successful operation, development or sale of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In these cases, we may be compelled to modify the terms of the loan. As a result, repayment of these loans may, to a greater extent than other types of loans, be subject to adverse conditions in the real estate market or economy. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During 2008, we added $4.1 million of provisions for loan losses compared to $885,000 in 2007 and $429,000 in 2006, in part reflecting collateral evaluations in response to recent changes in the market values of land collateralizing acquisition and development loans. An additional $3.9 million in provisions for loan losses have been taken in 2009 through September 30.

Like most banking organizations, our business is highly susceptible to the credit risk that some of our borrowers may not repay their loans and losses from loan defaults may exceed the allowance we establish for that purpose, which may have an adverse effect on our business.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. Credit losses could have a material adverse effect on our operating results. This risk is inherent in the banking business. If a significant amount of loans due are not repaid, it would have an adverse effect on our earnings and overall financial condition. As of September 30, 2009, $17.4 million, or 9.02%, of our loan portfolio were classified as non-performing. Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance. The allowance for loan losses reflects our management’s best estimate of probable losses in the loan portfolio at the relevant time. This evaluation is primarily based upon a review of our and the banking industry’s historical loan loss experience, known risks contained in the loan portfolio, composition and growth of the loan portfolio, and economic factors. Although we believe that our current allowance for loan losses is adequate and that the methodology we are currently using to determine our provision for loan losses is sound, the process of establishing an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. As a result, our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect our earnings.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility continue or worsen, we may experience adverse effects, which may be material, on our ability to maintain or access capital and on our business, financial condition and results of operations.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long- term debt. We are also members of the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed, including the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our regulatory requirements, would be adversely affected.

The Bank must meet regulatory capital requirements and maintain sufficient liquidity. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock, our ability to make acquisitions, and our business, results of operation and financial conditions, generally. Under FDIC rules, if the Bank ceases to be a “well capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits may be restricted, and the interest rates that it pays may be restricted. At September 30, 2009, we were not considered “well capitalized.”

In addition, the Bank has agreed with the bank regulatory agencies, in a memorandum of understanding, that by December 31, 2009 and thereafter, the Bank will maintain a Tier 1 leverage capital ratio of not less than 8% and a total risk-based capital ratio of not less than 11%. The Bank has also committed to reducing its ratio of classified assets to capital and the allowance for loan and lease losses on a graduated basis over the next year, culminating in a ratio of 60% by August 2010.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2008 and September 30, 2009, our nonperforming loans (which consist of non-accrual loans and accruing loans over 90 days delinquent) totaled $10.4 million and $17.4 million, or 5.53% and 9.02% of the loan portfolio, respectively. At December 31, 2008 and September 30, 2009, our nonperforming assets (which include foreclosed real estate) were $12.1 million and $24.4 million, or 5.05% and 9.14% of assets, respectively. Our non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. While we have reduced our problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future, or that our nonperforming assets will not result in further losses in the future.

Changes in interest rates could have significant adverse effects on our financial condition and results of operations.

Fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in financial markets in the United States and in other countries. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables. In an environment in which interest rates are increasing, our interest costs on liabilities may increase more rapidly than our income on interest-earning assets. This could result in a deterioration of our net interest margin.

We face strong competition in our market areas that may limit our asset growth and profitability.

Our primary market areas are St. Lucie, Martin and Indian River Counties, Florida. The banking business in these areas is extremely competitive, and the level of competition may increase further, which may limit our asset growth and profitability. We experience competition in both lending and attracting deposits from other banks, savings institutions, and non-bank financial institutions located within our market area, many of which are significantly larger institutions. These institutions, which include Bank of America, Wachovia Bank (now Wells Fargo), Riverside National Bank of Florida, National City Bank (now PNC Bank), Seacoast National Bank, and SunTrust Bank offer services, including extensive and established branch networks and trust services, that we do not provide. Non-bank competitors competing for deposits and deposit-type accounts include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms, including many competing lenders that are outside our geographic market area.

Our ability to realize our deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support this amount, and the amount of net operating loss carryforwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.

As of September 30, 2009, we had deferred tax assets of $4.2 million. These and future deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carryforwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.

Reputational risk and social factors may impact our results.

Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices and/or our financial health. Adverse perceptions regarding our business practices and/or our financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

We operate in an environment highly regulated by state and federal government; changes in federal and state banking laws and regulations could have a negative impact on our business.

As a Florida state chartered commercial bank, the Bank is regulated primarily by the Florida Office of Financial Regulation (“OFR”) and the FDIC. In addition, the parent holding company is regulated by the Federal Reserve Bank of Atlanta and the Board of Governors of the Federal Reserve System. Federal and various state laws and regulations govern numerous aspects of the Bank’s operations, including:

•	Adequate capital and financial condition;

•	Permissible types and amounts of extensions of credit and investments;

•	Permissible non-banking activities; and

•	Restrictions on dividend payments.

Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. We also undergo periodic examinations by the regulatory agencies. Following such examinations, we may be required, among other things, to change our asset valuations or the amounts of required loan loss allowances or to restrict our operations. Those actions would result from the banking regulators’ judgments, based on information available to them at the time of their examination.

Recent legislation in response to market and economic conditions may significantly affect our operations, financial condition, and earnings.

Disruptions in the financial system during 2008 and 2009 resulted in significantly reduced business activity in the global and U.S. economies, which could potentially and significantly affect financial institutions. In response to this financial crisis affecting the banking system and financial markets, the U.S. Treasury was given the authority to purchase assets or securities of U.S. financial institutions. The FDIC also began to temporarily provide a 100% guarantee of the senior debt of all FDIC insured institutions, as well as deposits in non-interest-bearing transaction deposit accounts. These actions have combined to respond to this unprecedented financial crisis. It is not clear what impact these actions, or future actions, of the Federal government, will have on the financial markets or on the U.S. banking and financial services industries and the broader U.S. and global economies. These new laws, regulations, and changes could increase our FDIC insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.

Due to the resolutions our Board adopted at the request of the Federal Reserve, we may not be able to pay dividends on our Series A Preferred Stock.

In October 2009, our Board of Directors adopted certain resolutions at the request of the Federal Reserve. Pursuant to those resolutions, we have agreed not to reduce our capital, which includes a prohibition on paying dividends without Federal Reserve approval. As a result of this, we do not expect to be able to pay the dividends due on our Series A Preferred Stock beginning with the payment due on February 15, 2009. Therefore, in the event of any liquidation, dissolution or winding up of the affairs of the Company, the holder or holders of our Series A Preferred Stock shall be entitled to receive for each share of Series A Preferred Stock the liquidation amount, plus the amount of any accrued and unpaid dividends. Additionally, if we fail to make six quarterly dividend payments, whether or not consecutive, the Treasury will have the right to appoint two directors to our Board of Directors until all accrued but unpaid dividends have been paid.

The TARP and the ARRA impose certain executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees.

The purchase agreement we entered into in connection with our participation in the TARP required us to adopt the Treasury’s standards for executive compensation and corporate governance while the Treasury holds the equity issued pursuant to the TARP, including the common stock which may be issued pursuant to a warrant, which we refer to as the TARP Assistance Period. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•	required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	prohibition on making golden parachute payments to senior executives; and

•	agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods.

The ARRA imposed further limitations on compensation during the TARP Assistance Period including:

•	a prohibition on making any golden parachute payment to a senior executive officer or any of our next five most highly compensated employees;

•	a prohibition on any compensation plan that would encourage manipulation of the reported earnings to enhance the compensation of any of its employees; and

•

a prohibition of our Chief Executive Officer from receiving or accruing any bonus, retention award, or incentive compensation, or bonus except for long-term restricted stock with a value not greater than one-third of the total amount of annual compensation of the employee receiving the stock.

The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP and ARRA. The new Treasury interim final rules, which became effective on June 15, 2009, also prohibit any tax gross-up payments to senior executive officers and the next 20 highest paid executives. The rule further authorizes the Treasury to establish the Office of the Special Master for TARP Executive Compensation with broad powers to review compensation plans and corporate governance matters of TARP recipients.

As a result of these requirements, we have amended each of our employment and change in control agreements to suspend our obligation to make any golden parachute payments during any period of time when they are prohibited by the requirements of TARP. We have also suspended the consideration of paying any cash bonus to our Chief Executive Officer during the TARP Assistance Period. As part of our administration of our corporate governance and compensation policies, the Compensation Committee of our Board of Directors has committed to meeting at least twice a year to discuss and review our compensation policies and practices. As part of this process, the Compensation Committee ensures that such policies and practices do not encourage manipulation of reported results of operations or unnecessary risk taking, but rather are focused on creating long term value for the Company’s shareholders.

These provisions and any future rules issued by the Treasury could adversely affect our ability to attract and retain management capable and motivated sufficiently to manage and operate our business through difficult economic and market conditions. If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business strategy.

TARP lending goals may not be attainable.

Congress and the bank regulators have encouraged recipients of TARP capital to use such capital to make loans and it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. Congressional demands for additional lending by TARP capital recipients, and regulatory demands for demonstrating and reporting such lending are increasing. On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.” We continue to lend and to report our lending to the Treasury. The future demands for additional lending are unclear and uncertain, and we could be forced to make loans that involve risks or terms that we would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operation and financial condition, and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may be adversely affected by increased FDIC insurance premiums.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 already and we expect to pay significantly higher FDIC premiums in the future. We were assessed a $121,000 special assessment by the FDIC in September 2009. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for non-interest-bearing transaction deposit accounts. Banks that participate in the TLG’s non-interest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. The TLG is scheduled to end December 31, 2009, but the FDIC has proposed extending TLG to June 30, 2010, but charging a higher guarantee fee to banks that elect to participate in the extension. These changes, along with the full utilization of our FDIC insurance assessment credit in early 2009, will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our non-interest expense in 2009 and for the foreseeable future.

Changes in government regulations and legislation could limit our future performance and growth.

Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policies may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

Changes in future rules applicable to banks generally or to TARP recipients could adversely affect our operations, financial condition, and results of operations.

The rules and policies applicable to recipients of capital under the TARP continue to evolve and their scope, timing and effect cannot be predicted. Any redemption of the securities sold to the Treasury to avoid these restrictions would require prior Federal Reserve and Treasury approval. Based on recently issued Federal Reserve guidelines, institutions seeking to redeem TARP preferred stock must demonstrate an ability to access the long-term debt markets without reliance on the FDIC’s TLG, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before we can redeem any securities sold to the Treasury. Therefore, it is uncertain if we will be able to redeem such securities even if we have sufficient financial resources to do so.

Changes in accounting standards may affect our performance.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and statements of operations. For example, in April 2009 the Financial Accounting Standards Board (“FASB”) eased its mark-to-market reporting requirements that require banks to price assets to reflect current market prices each quarter. As a result, banks may now use “significant” judgment when assessing the value of the assets sitting on their balance sheets.

Although the mark-to-market changes were beneficial, future changes in financial accounting and reporting standards (or a return to the prior mark-to-market requirements) could require us to apply a new or revised standard retroactively, which could result in a material adverse effect on our financial condition or could even require us to restate prior period financial statements.

We may not be able to successfully compete with our competitors for larger customers because our lending limits are lower than theirs.

Our lending limits are significantly lower than those of many of our competitors. Our legal secured lending limit is 25% of the Bank’s capital accounts. As September 30, 2009, our legal lending limit was approximately $5.3 million. Therefore, our lending limit will continue to be significantly less than the limits of most of our competitors and may affect our ability to develop relationships with larger businesses in our market area.

Hurricanes or other adverse weather events would negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market areas in Florida are susceptible to hurricanes and tropical storms and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes will affect its operations or the economies in our current or future market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding and wind damage. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets.

We face risks related to our operational, technological and organizational infrastructure.

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while we expand. Similar to other financial institutions, our operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. We are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

We rely heavily on David W. Skiles and the rest of our management team, and the unexpected loss of any of those personnel could adversely affect our operations.

Our growth and development is particularly dependent upon the personal efforts and abilities of David W. Skiles, our Chief Executive Officer and President and the employment of additional personnel who aid in that activity. The loss or unavailability to FPB and the Bank of Mr. Skiles or our other members of senior management could have a materially adverse effect on our operations and prospects.

We depend on our ability to attract and retain key personnel.

The implementation of our business strategy also requires us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

Investors may face dilution resulting from the issuance of stock in the future.

We may issue stock without shareholder approval, up to the number of authorized shares set forth in our Articles of Incorporation. Our Board of Directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of stock or other securities convertible into stock. There can be no assurance that such shares may be issued at prices or on terms better than or equal to the terms obtained by our current shareholders or than those available upon exercise of the warrants. The issuance of any additional shares of stock by us in the future may result in a reduction of the book value or market price, if any, of the then-outstanding common stock. Issuance of additional shares of stock will reduce the proportionate ownership and voting power of our existing shareholders.

Shares of our preferred stock may be issued in the future which could materially adversely affect the rights of the holders of our common stock.

Our Board has the authority to issue additional series of preferred stock and to determine the designations, preferences, rights and qualifications or restrictions of those shares without any vote or action of the shareholders. The rights of the holders of our outstanding stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued by us in the future.

Our securities are not insured bank deposits and are subject to market risk.

Our securities are not deposits, savings accounts or other obligations of us, our subsidiaries or any other depository institution, are not guaranteed by us or any other entity, and are not insured by the FDIC or any other governmental agency.

We may need additional capital in the future and this capital may not be available when needed or at all.

We may need to obtain additional debt or equity financing in the near future to fund future growth and meet our capital needs. We cannot guarantee that such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the resources available to fund our planned growth.

Our executive officers and directors have substantial control over FPB which could delay or prevent a change of control favored by our other shareholders.

Our executive officers and directors, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including election of directors and the approval of mergers or other business combination transactions. Our executive officers and directors own or have the right to acquire approximately 21.4% of the total number of shares of common stock as of September 30, 2009.

The interests of these directors and executive officers may differ from the interests of other shareholders, and these shareholders, acting together, would be able to influence significantly all matters requiring approval by shareholders. As a result, these shareholders could approve or cause us to take actions of which you disapprove or that may be contrary to your interests and those of other investors.

A vibrant public trading market for our securities has not and likely will not develop.

Presently, our common stock is quoted on the Nasdaq Capital Market under the symbol “FPBI”. Trading in our common stock is very light. The absence of a more active, vibrant public market for our shares may make it difficult for you to resell your shares and is likely to depress the prices which you would receive from any sale of your shares. You may, therefore, be required to bear the economic risks of this investment for an indefinite period of time. We do not expect any market for our warrants to develop nor do we expect a more liquid market for our common stock to develop for several years, if at all. Accordingly, investors should consider an investment in our stock to be illiquid relative to securities of other companies with greater public floats and active trading markets.

Certain provisions of Florida and Federal law may discourage or prevent a takeover of FPB and result in a lower market price for our securities.

Florida and Federal law contain anti-takeover provisions that apply to us. These provisions could discourage potential buyers from seeking to acquire us in the future, even though certain shareholders may wish to participate in such a transaction. These provisions could also adversely affect the market price of our securities.

Because of our participation in the U.S. Treasury’s Capital Purchase Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on our executive compensation.

Because of our participation in the U.S. Treasury’s Capital Purchase Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on our executive compensation. Specifically, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the preferred stock issued in the Capital Purchase Program. In addition, our ability to repurchase our shares is restricted. U.S. Treasury consent generally is required for us to make any stock repurchase until the third anniversary of the investment by the U.S. Treasury unless all of the U.S. Treasury’s preferred stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the U.S. Treasury’s preferred stock dividends. In addition, we are bound by the U.S. Treasury’s restrictions on executive compensation for the period during which the U.S. Treasury holds our securities. These restrictions may make it difficult to attract and retain management.

We are a holding company, and we may not have access to the cash flow and other assets of our subsidiaries that may be needed to make dividend payments.

Although all of our business is conducted through the Bank, the Bank is not obligated to make funds available to us for payment of dividends. Accordingly, our ability to make any future dividend payments is dependent on the earnings and the distribution of funds from the Bank. If the Bank can not pay us dividends, we may be unable to make the dividend payments in the future. Further, we are prohibited from paying any dividends, without Federal Reserve approval, pursuant to our Board resolutions and our ability to receive dividends from the Bank is subject to extensive government regulation.

If you are able to resell your securities, many other factors may affect the price you receive, which may be lower than you believe to be appropriate.

If you are able to resell your securities, the price you receive will depend on many other factors that may vary over time, including: (i) the number of potential buyers; (ii) the level of liquidity of the securities; (iii) our financial performance; (iv) the amount of indebtedness we have outstanding; (v) the level, direction and volatility of market interest rates generally; (vi) the market for similar securities; (vii) the market price of our common stock; and (viii) the terms of the securities. As a result of these factors, you may only be able to sell your securities at prices below those you believe to be appropriate, including prices below the price you paid for them.

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

Exhibit No.	Description of Exhibit
(d)3.1	Articles of Incorporation
(d)3.2	Bylaws
(e)3.3	Amendment to the Bylaws, Adopted August 15, 2008
(h)3.4	Articles of Amendment to the Articles of Incorporation authorizing the Preferred Shares
3.5	Articles of Amendment to the Articles of Incorporation
(a)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
(h)4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A
(h)4.4	Warrant to Purchase Up to 183,158 Shares of Common Stock
(b)4.5	Amendment to First Peoples Bank Stock Option Plan
(c)4.6	2005 Stock Compensation Plan
(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
(f)10.2	Amended and Restated Employment Agreement for David W. Skiles
(e)10.3	Amended and Restated Change in Control Agreement for Nancy E. Aumack
(e)10.4	Amended and Restated Change in Control Agreement for Stephen J. Krumfolz
(e)10.5	Amended and Restated Change in Control Agreement for Marge Riley
(h)10.6	Letter Agreement, dated December 5, 2008 between the Company and the United States Department of the Treasury
(h)10.7	Form of Waiver, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.8	Form of Compliance Agreement, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.9	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

FPB BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC.
(Registrant)

Date:	November 16, 2009	By:	/S/ DAVID W. SKILES
David W. Skiles, Principal Executive Officer, President and Chief Executive Officer

Date:	November 16, 2009	By:	/S/ NANCY E. AUMACK
Nancy E. Aumack, Principal Financial Officer, Senior Vice President and Chief Financial Officer