Form 10-K
period 2009-12-31
FPB BANCORP INC
filed 2010-03-19
CIK 1162245

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X ]                      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the Fiscal Year Ended December 31, 2009

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

Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [] Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
[] Yes []No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes []No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). □Yes □ No  *This registrant has not yet been phased into the interactive data requirements.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). []Yes [X]No

The issuer's revenues for its most recent fiscal year: $13,967,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of February 26, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,498,680.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of February 26, 2010, the Issuer had 2,058,047 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders and the 2009 Annual Report, filed electronically with the Securities and Exchange Commission on March 17, 2010 are incorporated in Part III of this Form 10-K by reference.

2009 Form 10-K Annual Report

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

ITEM 1.    BUSINESS

FPB Bancorp, Inc.

FPB was incorporated on September 5, 2001. On December 3, 2001, we acquired all of the issued and outstanding stock of First Peoples Bank in a one-for-one share exchange. As of December 31, 2009, we had total consolidated assets of $248.2 million, and total consolidated stockholders’ equity of $14.6 million.

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

(continued)

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

Residential Loans. In order to be a full service bank, we engage in residential lending activities which include the origination of residential mortgage loans. Our strategy is to sell, to the extent practical, all of our fixed-rate and adjustable-rate residential mortgage loan originations. The sale of mortgage loans in the secondary market provides additional non-interest income, including mortgage loan origination fees and gains on the sale of mortgage loans. Typically a minimal amount of these loans are held in our portfolio.

Maintain Strong Credit Quality.  We place a great deal of emphasis on maintaining strong asset quality. The asset quality we are experiencing to date is principally due to our strict underwriting criteria, the relationship of our senior officers and directors to our customers and their knowledge of the demographics and needs of our local community. Nonetheless, due to the economic downturn, particularly in Florida, we have experienced a decrease in our overall asset quality in 2009 and 2008.

Primary Market Areas. We are the only financial institution headquartered in Port St. Lucie, Florida. Our geographic market area encompasses Martin County, St. Lucie County, and Indian River County, Florida. St. Lucie, Martin and Indian River Counties have a total combined year-round adult population of approximately 564,670. From 2000 to 2008, the population of St. Lucie County grew at a compound annual rate of 4.7%, while Martin County grew by 1.6% and Indian River County by 2.9%. In 2007, the U.S. Department of Commerce recognized St. Lucie County as having one of the fastest growing populations of all U.S. Counties.

St. Lucie West is home to the spring training facility for the New York Mets, the St. Lucie Mets and the PGA training center, one of the better golf training centers in the U.S.

Port St. Lucie is home to one of two family-oriented Club Med’s in the U.S. Major employers include St. Lucie County Medical Center, Liberty Medical, Indian River State College, Walmart, Lawnwood Regional Medical Center, QVC and Publix Supermarkets.

The newest major development in St. Lucie County is the Town of Tradition, which is a master-planned, mixed-use community. The Florida Center for Innovation at Tradition is a 120-acre research park under development, anchored by the $40 million East Coast headquarters for Torrey Pines Institute for Molecular Studies. The 108,000 square foot Torrey Pines Facility is just the beginning of a much larger group of biotechnology companies planning to move into the 150 acre Florida Center for Innovation at Tradition. There is much hope that the biotech industry coming to Port St. Lucie will influence positive change in the economic structure of the city and the immediate surrounding area. In addition, the Oregon Health & Science University’s Vaccine and Gene Therapy Institute will be expanding into a 130,000 square-foot facility, and the Mann Research Center, a six-building, 400,000 square foot life sciences complex adjacent to both facilities is planned, along with a new medical campus for Martin Memorial Health Systems. This local expansion is estimated to bring hundreds of new job opportunities to the St. Lucie County area. Our sixth branch office, which opened in May of 2008, is located on Gatlin Boulevard, just outside of the Tradition development.

(continued)

In Martin County, some of the major employers include Martin Memorial Health Systems, Martin County School District, Publix Supermarkets, Home Depot and Armellini Express Lines. In Indian River County, some of the major employers include Indian River Medical Center, Piper Aircraft, Inc., John’s Island, Sebastian River Medical Center and Visiting Nurse Association.

As of June 30, 2008, the 205 commercial bank and thrift branch offices operating within Martin County, St. Lucie County, and Indian River County, Florida maintained aggregate deposits of approximately $11.5 billion, representing a 27.12% increase over June 30, 2004 levels. Of the total deposits as of June 30, 2008, an estimated 61.59%, or $7.1 billion, of commercial bank and thrift deposits were held at offices of large, out-of-state institutions.

Competition. Our primary market areas are St. Lucie, Martin and Indian River Counties, Florida. The banking business in these areas is extremely competitive, and the level of competition may increase further, which may limit our asset growth and profitability. We experience competition in both lending and attracting deposits from other banks, savings institutions, and non-bank financial institutions located within our market area, many of which are significantly larger institutions. These institutions, which include Bank of America, Wachovia Bank (now Wells Fargo), Riverside National Bank of Florida, National City Bank (now PNC Bank), Seacoast National Bank, and SunTrust Bank offer services, including extensive and established branch networks and trust services, that we do not provide. Non-bank competitors competing for deposits and deposit-type accounts include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms, including many competing lenders that are outside our geographic market area.

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

Loan Activities

General.  Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2009, the net loan portfolio totaled $184.3 million, or 74.26% of total assets.

(continued)

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

For real estate loans, our policy is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy, which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required.

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

The maximum amount which we could have loaned to one borrower and the borrower’s related entities as of December 31, 2009, was approximately $4.8 million on a secured basis, according to the Florida Banking Statutes, 658.48 or $2.9 million on a secured basis, based on our in-house policy limit. Our largest loan to a single borrower is a $3.7 million loan to a corporation, secured by a first commercial real estate mortgage on 40 acres of land.  The loan is current.

Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in St. Lucie, Martin and Indian River Counties. These types of loans amounted to $107 million or 56.3% of the total loan portfolio as of December 31, 2009. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years.

(continued)

Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 80%.  Loans secured by this type of collateral will continue to be a part of our future loan program.  Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. At December 31, 2009, the largest commercial and multi-family real estate loan was approximately $3.7 million to a Florida corporation, secured by 40 acres of land. The loan is current.

Commercial Loans.  Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2009, the largest commercial loan not secured by real estate was $963,000 loan to a corporation, secured by a motor home and a third mortgage on property located in St. Lucie County, Florida . While we have made Small Business Administration loans, we generally will underwrite commercial loans for our own portfolio utilizing other sources of collateral and a maximum of 80% loan to value. The majority of our commercial loans are adjustable-rate loans with adjustment periods ranging from daily to 5 years. As of December 31, 2009 we had $64 million in commercial loans, which was 33.6% of the total loan portfolio.

Residential  Real Estate Loans.  We currently originate fixed-rate residential mortgage loans and adjustable-rate mortgage loans for terms of up to 30 years. As of December 31, 2009, $790,000 or 0.42% of our total loan portfolio consisted of one-to-four family residential real estate loans.  As of such date, all of these loans were adjustable-rate mortgage loans.

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

        Consumer Loans.  We make various types of consumer loans, the majority of which are installment loans, which also include automobile and boat loans, and home equity loans.  Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to our customers and because the shorter term and normally higher interest rates on such loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of installment consumer loans generally range from one to five years and are typically at a fixed rate of interest, while home equity loans are at a variable rate of interest.  Underwriting standards for consumer loans include an assessment of the applicant’s repayment history on other debts and ability to meet existing obligations and payments on the proposed loans.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In some cases, repossessed collateral may not provide full repayment of the outstanding loan balance. Our belief is that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and, therefore, we intend to continue to increase our investment in these types of loans. As of December 31, 2009, consumer loans amounted to $17 million, or 9.1% of the total loan portfolio.

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

     At December 31, 2009, we had $15.1 million of non-accruing loans which were contractually past due 90 days or more, and renegotiated debt of $5.6 million. As of December 31, 2009, we have $6.7 million in foreclosed assets.

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

     In 2009, non-performing assets totaled $22.7 million or 9.15% of total assets, as a result of a deterioration in credit quality and borrowers’ ability to meet their loan obligations, due mostly to the drop in real estate values and overall recessionary pressures.

     Provision for Losses on Loans. The provision for loan losses is established through a provision for loan losses charged against income.  Loans are charged against the provision when we believe that the full collection of principal and interest is doubtful or when an actual loss is incurred. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific impaired loans, and current anticipated economic conditions that may affect the borrower’s ability to pay. While we use the best information available to us to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions. At December 31, 2009, our total allowance for loan losses was approximately $4.7 million representing 2.49% of total loans.

     Personnel. As of December 31, 2009, we had 70 full-time employees and 8 part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees to be good.

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

The Bank Holding Company Act generally requires every bank holding company to obtain the prior approval of the Federal Reserve before:

·	Acquiring all or substantially all of the assets of a bank;
·	Acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company; or
·	Merging or consolidating with another bank holding company.

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

First Peoples Bank

     As a state-chartered bank, the Bank is subject to the supervision and regulation of the Department and the FDIC. Through December of 2009, our deposits are insured by the FDIC for a maximum of $250,000 per account title (through December 31, 2013), and unlimited for all non-interest bearing accounts (through June 30, 2010, unless extended). For this protection, we must pay a semi-annual statutory assessment and comply with the rules and regulations of the FDIC. The assessment levied on a bank for deposit insurance varies, depending on the capital position of each bank, and other supervisory factors. Currently, we are subject to the statutory assessment.

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
•
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

Not applicable.

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

Our shareholders voted on no matters during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUE PURCHASES OF EQUITY SECURITIES.

     As of February 26, 2010, we had approximately 1,400 shareholders. On July 21, 2005, FPB became listed on the Nasdaq Capital Market under the symbol “FPBI.” Prior to that, there was no public market for the stock. The table below shows the high, low and closing bid prices on the Nasdaq Capital Market for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

Calendar Quarter Ended	High	Low	Closing

March 30, 2007	$17.14	$15.71	$16.19
June 30, 2007	$16.61	$14.87	$15.75
September 30, 2007	$15.89	$12.72	$13.40
December 31, 2007	$13.35	$9.71	$9.80
March 31, 2008	$8.66	$8.25	$8.66
June 30, 2008	$7.21	$7.21	$7.21
September 30, 2008	$5.26	$5.02	$5.02
December 31, 2008	$2.84	$1.92	$1.99
March 31, 2009	$3.23	$1.68	$2.50
June 30, 2009	$2.70	$2.00	$2.50
September 30, 2009	$4.25	$2.50	$3.10
December 31, 2009	$1.42	$1.05	$1.15

    On June 15, 2007, FPB paid a 5% stock dividend. No dividend was paid in 2009 or 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 2 of the 2009 Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained at pages 3 through 22 of the 2009 Annual Report. The 2009 Annual Report is attached hereto as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 2 of the 2009 Annual Report and the section entitled “Consolidated Financial Statements” contained at pages 23 through 57 of the 2009 Annual Report. The 2009 Annual Report is attached hereto as Exhibit 13.

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

     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of FPB’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

    (c) Changes in internal controls

     FPB made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

ITEM 9B.    OTHER INFORMATION

FPB experienced no events during the fourth quarter of 2009, which were required to be reported on Form 8-K which were not so reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information appearing under the headings “Election of Directors” of the definitive Proxy Statement and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” of the definitive Proxy Statement relating to the annual meeting of shareholders, scheduled to be held on April 28, 2010, is incorporated herein by reference.  None of the officers and directors named in those sections has been involved in any material legal proceedings.  We have adopted a code of ethics that applies to our executive officers, a copy of which was been filed with our 2005 Form 10-KSB as Exhibit 14.  Persons who would like a copy of such code of ethics may receive one without charge upon request made to Nancy E. Aumack, Chief Financial Officer, FPB Bancorp, Inc., 1792 NE Jensen Beach Blvd., Jensen Beach, Florida 34957.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information appearing under the caption “Proposal 3.Ratification of the Appointment Of The Independent Auditor for the Fiscal Year Ending December 31, 2010” of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an (a) were previously filed as a part of the Company’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000; those marked with a (b) were filed with the Company’s From 10-KSB on March 31, 2003; those marked with a (c) were filed with the Company’s Definitive Schedule 14A on October 26, 2005; those marked with a (d) were filed with the Company's Form 8-A on November 16, 2001; those marked with an (e) were filed with the Company's Form 10-QSB/A on August 2, 2008; those marked with an (f) were filed with the Company’s Form 10-Q on November 6, 2008; those marked with a (g) were filed with the Company’s Form 10-KSB on March 28, 2005; those marked with an (h) were filed with the Company’s Form 8-K on December 5, 2008; those marked with an (i) were filed with the Company’s Form S-1 on September 17, 2009; and those marked with a (j) were filed with the Company’s Form 10-Q on November 16, 2009.

(continued)

Exhibit No.	Description of Exhibit

(d)3.1	Articles of Incorporation
(d)3.2	Bylaws
(f) 3.3	Amendment to Bylaws
(d)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
(b)4.5	Amendment to First Peoples Bank Stock Option Plan
(c)4.6	2005 Stock Compensation Plan
(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
(f)10.2	Amended and Restated Employment Agreement for David W. Skiles
(e)10.3	Amended and Restated Change in Control Agreement for Nancy E. Aumack
(e)10.4	Amended and Restated Change in Control Agreement for Stephen J. Krumfolz
(e)10.5	Amended and Restated Change in Control Agreement for Marge Riley
(h)3.4	Articles of Amendment to the Articles of Incorporation
(h)4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A
(h)4.4	Warrant to Purchase Up to 183,158 Shares of Common Stock
(h)10.6	Letter Agreement, dated December 5, 2008 between the Company and the United States Department of the Treasury
(h)10.7	Form of Waiver, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.8	Form of Compliance Agreement, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.9	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury
(i)21.1	Subsidiaries of the Registrant
(j)3.5	Articles of Amendment to the Articles of Incorporation
13	2009 Annual Report
(g)14	Code of Ethics
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

     Financial Statement Schedules. FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 2 of the 2009 Annual Report and the section entitled “Consolidated Financial Statements” contained at pages 23 through 57 of the 2009 Annual Report. The 2009 Annual Report is attached hereto as Exhibit 13.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    FPB BANCORP, INC.

    Date: March 12, 2009                                                                      By: /s/ David W. Skiles
                                                                                      David W. Skiles
                              Principal Executive Officer,
                          President and Director

    Date: March 12, 2009                                                                       By: /s/ Nancy E. Aumack
                           Nancy E. Aumack
                               Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ Gary A. Berger	Chairman of the Board	March 12, 2010
Gary A. Berger
/s/ Donald J. Cuozzo	Director	March 15, 2010
Donald J. Cuozzo
/s/ Ann L. Decker	Corporate Secretary and	March 12, 2010
Ann L. Decker	Director
/s/ Timothy K. Grimes	Director	March 15, 2010
Timothy K. Grimes
/s/ John S. Leighton, III	Director	March 16, 2010
John S. Leighton, III
/s/ Paul J. Miret	Director	March 16, 2010
Paul J. Miret
/s/ Robert L. Seeley	Director	March 16, 2010
Robert L. Seeley
/s/ David W. Skiles	Chief Executive Officer	March 12, 2010
David W. Skiles	President and Director
/s/ Paul A. Zinter	Vice Chairman of the Board	March 12, 2010
Paul A. Zinter