Form 10-Q
period 2010-03-31
FPB BANCORP INC
filed 2010-05-14
CIK 1162245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to __

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
(Do not check if a smaller reporting company)

 Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,058,047 shares
(class)	Outstanding at April 30, 2010

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

INDEX

PART I. FINANCIAL INFORMATION

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
Assets	2010	2009
	(unaudited)
Cash and due from banks	$2,937	2,889
Interest-bearing deposits with banks	18,627	10,043

Total cash and cash equivalents	21,564	12,932

Securities available for sale	31,940	31,752
Securities held to maturity (market value of $2,521)	2,546	-
Loans, net of allowance for loan losses of $5,595 and $4,730	183,067	184,312
Premises and equipment, net	5,323	5,432
Federal Home Loan Bank stock, at cost	1,087	1,087
Foreclosed assets	6,031	6,719
Accrued interest receivable	1,145	1,201
Bank-owned life insurance	3,047	3,017
Other assets	1,132	1,751

Total assets	$256,882	248,203

Liabilities and Stockholders’ Equity

Liabilities:
Non-interest bearing demand deposits	19,790	18,925
Savings, NOW and money-market deposits	57,528	60,691
Time deposits	147,528	136,758

Total deposits	224,846	216,374

Official checks	1,268	960
Federal Home Loan Bank advances	14,600	14,600
Other borrowings	1,990	-
Other liabilities	1,591	1,630

Total liabilities	244,295	233,564

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, 5,800 shares of Series A issued and outstanding	-	-
Additional paid-in capital, preferred	5,800	5,800
Preferred stock discount	(406)	(429)
Common stock, $.01 par value; 25,000,000 shares authorized, 2,058,047 shares issued and outstanding	20	20
Additional paid-in capital, common	24,450	24,444
Accumulated deficit	(17,085)	(14,572)
Accumulated other comprehensive income	(192)	(624)

Total stockholders’ equity	12,587	14,639

Total liabilities and stockholders’ equity	$256,882	248,203

    See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Interest income:
Loans	$2,688	2,814
Securities	318	403
Other	6	2

Total interest income	3,012	3,219

Interest expense:
Deposits	1,074	1,606
Other borrowings	66	58

Total interest expense	1,140	1,664

Net interest income	1,872	1,555

Provision for loan losses	1,890	1,069

Net interest (expense) income after provision for loan losses	(18)	486

Non-interest income:
Service charges and fees on deposit accounts	180	162
Loan brokerage fees	12	30
Loss on sale of loans held for sale	-	(23)
Gain on sale of securities available for sale	-	87
Income from bank-owned life insurance	30	27
Other fees	13	13
Total non-interest income	235	296

Non-interest expenses:
Salaries and employee benefits	930	896
Occupancy and equipment	377	393
Advertising	34	80
Data processing	155	141
Supplies	35	31
Professional fees	214	153
Loss on sale of foreclosed assets	73	-
Write-down of foreclosed assets	291	-
Expenses on foreclosed assets	82	37
FDIC insurance	218	36
Other	225	249
Total non-interest expenses	2,634	2,016

Loss before income taxes	(2,417)	(1,234)
Income tax benefit	-	(472)

Net loss	$(2,417)	(762)
Preferred stock dividend requirements and amortization of preferred stock discount	96	95
Net loss available to common shareholders	$(2,513)	(857)

    See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Operations (Unaudited), continued
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Net loss per common share:

Basic	$(1.22)	$(.42)
Diluted	$(1.22)	$(.42)

Weighted-average number of common shares, basic	2,058,047	2,058,047
Weighted-average number of common shares, diluted	2,058,047	2,058,047

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2010 and 2009
 (Dollars in thousands)

									Accumulated
	Preferred Stock				Common Stock				Other
			Additional				Additional		Compre-	Total
			Paid-In				Paid-In	Accumulated	hensive	Stockholders’
	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2008	5,800	$ -	5,800	(521)	2,058,047	$ 20	24,393	(4,982)	186	24,896

Comprehensive loss:
Net loss for the three months ended March 31, 2009 (unaudited)	-	-	-	-	-	-	-	(762)	-	(762)

Net change in unrealized gain on securities available for sale, net of tax of $162 (unaudited)	-	-	-	-	-	-	-	-	268	268

Comprehensive Loss (unaudited)										(494)

Preferred stock dividend requirements and amortization of preferred stock discount (unaudited)	-	-	-	23	-	-	-	(95)	-	(72)

Share-based compensation (unaudited)	-	-	-	-	-	-	13	-	-	13

Balance at March 31, 2009 (unaudited)	5,800	$ -	5,800	(498)	2,058,047	$20	24,406	(5,839)	454	24,343

   See Accompanying Notes to Consolidated Financial Statements.

Index

Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2010 and 2009, Continued
(Dollars in thousands)

									Accumulated
	Preferred Stock				Common Stock				Other
			Additional				Additional		Compre-	Total
			Paid-In				Paid-In	Accumulated	hensive	Stockholders’
	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2009	5,800	$ -	5,800	(429)	2,058,047	$ 20	24,444	(14,572)	(624)	14,639

Comprehensive loss:
Net loss for the three months ended March 31, 2010 (unaudited)	-	-	-	-	-	-	-	(2,417)	-	(2,417)

Net change in unrealized loss on securities available for sale (unaudited)	-	-	-	-	-	-	-	-	432	432

Comprehensive Loss (unaudited)										(1,985)

Preferred stock dividend requirements and amortization of preferred stock discount (unaudited)	-	-	-	23	-	-	-	(96)	-	(73)

Share-based compensation (unaudited)	-	-	-	-	-	-	6	-	-	6

Balance at March 31, 2010 (unaudited)	5,800	$ -	5,800	(406)	2,058,047	$20	24,450	(17,085)	(192)	12,587

See Accompanying Notes to Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,417)	(762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	112	122
Provision for loan losses	1,890	1,069
Amortization of loan fees, net	(61)	(28)
Deferred income taxes	-	(453)
Net amortization of premiums and discounts on securities	40	30
Loss on sale of loans held for sale	-	23
Gain on sale of securities available for sale	-	(87)
Proceeds from sale of loans held for sale	-	(23)
Write-down of foreclosed assets	291	-
Loss on sale of foreclosed assets	73	-
Decrease in accrued interest receivable	56	6
Decrease (increase) in other assets	619	(52)
Increase (decrease) in official checks and other liabilities	196	(205)
Income from bank-owned life insurance	(30)	(27)
Share-based compensation	6	13
Net cash provided by (used in) operating activities	775	(374)

Cash flows from investing activities:
Maturities and calls of securities available for sale	2,250	4,500
Purchase of securities available for sale	(2,466)	(8,276)
Principal payments on securities available for sale	421	659
Proceeds from sale of securities available for sale	-	2,907
Purchase of securities held to maturity	(2,553)	-
Principal payments on securities held to maturity	6	1
Net increase in loans	(584)	(4,112)
Purchase of premises and equipment	(3)	(5)
Purchase of Federal Home Loan Bank stock	-	(77)
Purchase of bank-owned life insurance	-	(108)
Proceeds from the sale of foreclosed assets	324	-

Net cash used in investing activities	(2,605)	(4,511)

Cash flows from financing activities:
Net increase in deposits	8,472	12,897
Cash paid to preferred stockholder	-	(56)
Repayment of Federal Home Loan Bank advances	-	(500)
Proceeds from other borrowings	1,990	-

Net cash provided by financing activities	10,462	12,341

Net increase in cash and cash equivalents	8,632	7,456

Cash and cash equivalents at beginning of period	12,932	5,457

Cash and cash equivalents at end of period	$21,564	12,913

Index

Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Three months ended March 31
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,106	1,689

Non-cash transactions:
Accumulated other comprehensive loss, net change in unrealized (loss) gain on securities available for sale, net of tax benefit	$432	268

Transfer of loans to foreclosed assets	$-	2,222

Preferred dividends payable at beginning of period	$37	21

Preferred dividends payable at end of period	$110	37

Amortization of preferred stock discount	$23	23

 See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
General. FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") and the Bank owns 100% of the outstanding common stock of Treasure Coast Holdings, Inc., (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank.  The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation, which are currently $250,000 for all qualified accounts through  December 31, 2013, and unlimited for non-interest bearing transaction accounts through June 30, 2010, unless extended. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida.  Treasure Coast Holdings, Inc. was incorporated in June 2008 for the sole purpose of managing foreclosed assets.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position at March 31, 2010, and the results of operations for the three-month periods ended March 31, 2010 and 2009 and cash flows for the three-month periods ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

(2)	Securities. Securities have been classified according to management's intention. The carrying amount of securities and their fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2010: Securities available for sale:
U.S. Government agency securities	$12,364	14	(138)	12,240
Mortgage-backed securities	5,020	6	(38)	4,988
Asset-backed securities	5,997	-	(77)	5,920
CMO securities	8,751	57	(16)	8,792
Total securities available for sale	$32,132	77	(269)	31,940

Securities held to maturity:
Mortgage-backed securities	$2,546	-	(25)	2,521

At December 31, 2009: Securities available for sale:
U.S. Government agency securities	$14,620	2	(290)	14,332
Mortgage-backed securities	5,182	4	(99)	5,087
Asset-backed securities	6,282	-	(185)	6,097
CMO securities	6,292	-	(56)	6,236
Total securities available for sale	$32,376	6	(630)	31,752

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(2)	Securities, continued. There were no sales of securities classified as available for sale during the three months ended March 31, 2010.

Information pertaining to securities with gross unrealized losses at March 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	As of March 31, 2010 Less Than Twelve Months

Securities Available for Sale:	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$(138)	$8,737
Mortgage-backed securities	$(38)	$4,822
Asset-backed securities	$(77)	$5,920
CMO securities	$(16)	$2,450
Total	$(269)	$21,929

Securities Held to Maturity:
Mortgage-backed securities	$(25)	$2,521

    The scheduled maturities of securities at March 31, 2010 are as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Due from five to ten years	$5,864	$5,834
Due in more than ten years	6,500	6,406
Asset-backed securities	5,997	5,920
CMO securities	8,751	8,792
Mortgage-backed securities	5,020	4,988
	$32,132	$31,940

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses on thirteen investment securities available for sale were caused by market conditions.  It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Loan Impairment and Credit Losses. Information about impaired loans as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009, is as follows (in thousands):

	As Of
	March 31, 2010	December 31, 2009
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (1)	$6,341	7,197

Gross loans with related allowance for losses recorded	10,009	8,443
Less allowances on these loans	(2,022)	(2,007)

Net loans with related allowance	7,987	6,436

Net investment in collateral dependent impaired loans	14,328	13,633

Non-collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	2,406	1,945

Gross loans with related allowance for losses recorded	3,640	3,645
Less allowance on these loans	(79)	(79)

Net loans with related allowance	3,561	3,566

Net investment in non-collateral dependent impaired loans	5,967	5,511

Net investment in impaired loans	$20,295	19,144

(1)	At March 31, 2010 and December 31, 2009, includes loans with partial charge-offs of $1.4 million and $734,000 relating to loans with a net carrying value of $1.8 million and $915,000.

	Three Months Ended March 31,
	2010	2009
Average investment in impaired loans	$19,336	$23,663

Interest income recognized on impaired loans	$91	$226
Interest income received on impaired loans	$83	$124

During the quarter ending March 31, 2010, there was a net increase in impaired loans of $1.2 million, primarily due to the addition of eight loans to impaired status, totaling $2.6 million, partially offset by the additional specific reserves taken during the quarter.  Management continues to evaluate the collateral position on its impaired loans for any deterioration in value on a regular basis. At this time, due to the collateral value associated with these impaired loans, no material losses are expected to be incurred above those already reserved or charged-off. However, if the economy continues to deteriorate, or property values decline further, additional adjustments may be necessary in the future.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Loan Impairment and Credit Losses, continued.

    The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Balance at beginning of period	$4,730	$2,552
Provision for loan losses	1,890	1,069
(Charge-offs), net of recoveries	(1,025)	(987)

Balance at end of period	$5,595	$2,634

Non-accrual and past due loans were as follows (in thousands):

	At March 31,	At December 31,
	2010	2009

Non-accrual loans	$16,632	$15,083
Past due ninety days or more, but still accruing	-	907

	$16,632	$15,990

(4)
Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements, pursuant to a Consent Order (see page 18). The following is a summary at March 31, 2010 of the regulatory capital requirements and the Bank's capital on a percentage basis:

	Percentage of the Bank	Minimum for Capital Adequacy Purposes	Requirements of Consent Order

Tier I capital to total average assets	4.99%	4.00%	8.00%

Tier I capital to risk-weighted assets	6.57%	4.00%	N/A

Total capital to risk-weighted assets	7.84%	8.00%	11.00%

(5)
Loss Per Common Share. Basic loss per common share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For the three months ended March 31, 2010 and 2009, outstanding stock options and warrants are not considered dilutive due to the losses incurred by the Company.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(6)
Share-Based Compensation.  The Company established a Stock Option Plan in 1998 (“1998 Plan”) for directors, officers and employees of the Company. The 1998 Plan as amended provides for 131,553 shares of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The options expire ten years from the date of grant. At March 31, 2010, no shares remain available for grant, as the Plan Agreement terminated on December 8, 2008.  A summary of stock option information follows ($ in thousands, except per share amounts):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate IntrinsicValue

Outstanding at December 31, 2008	36,761	$11.68
Options forfeited	(2,755)	11.88
Options expired	(3,306)	9.07

Outstanding at December 31, 2009 and March 31, 2010	30,700	$11.94	1.05 years	$-

Options exercisable at March 31, 2010	30,353	$11.98	.97 years	$-

In 2005, the Company established a new option plan (“2005 Plan”) for directors, officers and employees of the Company.  The 2005 Plan provides for 158,743 shares of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The 2005 Plan allows for various vesting periods. All options expire ten years from the date of grant. At March 31, 2010, 41,627 shares remain available for grant.

A summary of stock option information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate IntrinsicValue

Outstanding at December 31, 2008	123,049	$14.27
Options forfeited	(6,433)	(15.91)
Options granted	500	8.85

Options outstanding at December 31, 2009 and March 31, 2010	117,116	$14.16	6.51 years	$-

Options exercisable at March 31, 2010	104,824	$14.74	6.33 years	$-

There were no options granted during the three months ended March 31, 2010 or 2009.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(6)
Share-Based Compensation, continued.  The total fair value of shares vested and recognized as compensation expense was $6,000 and $13,000 for the three-month periods ended March 31, 2010 and 2009, respectively, and there was $1,000 in related tax benefit in 2009. As of March 31, 2010, the Company had 12,639 stock options not fully vested and there was $31,000 of total unrecognized compensation cost related to these non-vested options. This cost is expected to be recognized monthly over a weighted-average period of 1.24 years on a straight-line basis.

The total fair value of shares vested and recognized as compensation expense was $6,000 and $13,000 for 2010 and 2009, respectively, and there was $1,000 in related tax benefit in 2009. As of March 31, 2010, the Company had 12,639 stock options not fully vested and there was $31,000 of total unrecognized compensation cost related to these non-vested options. This cost is expected to be recognized monthly over a weighted-average period of 1.24 years on a straight-line basis.

In addition, as discussed in more detail in Note 6, the Company sold on December 5, 2008 to the U.S. Treasury a ten year warrant to purchase at any time up to 183,158 shares of the Company’s common stock for $4.75 per share.

(7)
Other Borrowings.  At March 31, 2010, other borrowings consist of amounts received from other financial institutions to purchase participations in certain loans.  At March 31, 2010, the requirements had not yet been satisfied to recognize the sales, and thus the amounts are recorded as other borrowings.  It is expected that the requirement for sale accounting will be satisfied during the subsequent quarter, at which time the sales will be recognized.

(8)
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

(continued)

Index

Notes to Condensed Consolidated Financial Statements, Continued

(9)	Fair Value Measurements. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

Fair Value Measurements at Reporting Date Using

		Quoted Prices In Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2010 - Available-for-sale securities	$31,940	-	$31,940	-

Impaired collateral-dependent loans and foreclosed assets are carried at fair value when the current collateral value is lower than the carrying value of the loan or foreclosed asset.  Those impaired collateral-dependent loans and foreclosed assets which are measured at fair value on a non-recurring basis are as follows (in thousands):

						Losses Recorded in
						Operations
						For the Three
	Fair				Total	Months Ended
	Value(1)	Level 1	Level 2	Level 3	Losses	March 31, 2010
As of March 31, 2010:
Impaired loans	$9,835	-	-	$9,835	$3,905	$1,025
Foreclosed assets	$4,670	-	-	$4,670	$576	$291

Total	$14,505	-	-	$14,505	$4,481	$1,316

(1)
In addition, impaired loans and foreclosed assets with a carrying value of $4.5 million and $1.4 million respectively, were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

The estimated fair values of the Company's financial instruments were as follows (in thousands):

	At March 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$21,564	21,564	12,932	12,932
Securities available for sale	31,940	31,940	31,752	31,752
Securities held to maturity	2,546	2,521	-	-
Loans, net	183,067	185,046	184,312	184,701
Federal Home Loan Bank stock	1,087	1,087	1,087	1,087
Accrued interest receivable	1,145	1,145	1,201	1,201

Financial liabilities:
Deposit liabilities	224,846	225,528	216,374	218,124
Federal Home Loan Bank advances	14,600	14,805	14,600	14,618
Other borrowings	1,990	2,159	-	-
Off-balance-sheet financial instruments	-	-	-	-

Index

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Index

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.
Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the "Company") as of March 31, 2010, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009, and the related condensed consolidated statements of stockholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
May 12, 2010

Index

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") and the Bank owns 100% of the outstanding common stock of Treasure Coast Holdings, Inc., (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation, which are currently $250,000 for all qualified accounts through December 31, 2013. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida. Treasure Coast Holdings, Inc. was incorporated in June 2008 for the sole purpose of managing foreclosed assets.

Consent Order.  Effective March 18, 2010, the Bank entered into a Stipulation to the Issuance of a Consent Order (“Stipulation”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Florida Office of Financial Regulation (the “OFR”). Pursuant to the Stipulation, the Bank consented, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation, to the issuance of a Consent Order by the FDIC and the OFR, also effective as of March 18, 2010.

The Consent Order represents an agreement among the Bank, the FDIC and the OFR as to areas of the Bank’s operations that warrant improvement and presents a plan for making those improvements. The Consent Order imposes no fines or penalties on the Bank.

Pursuant to the Consent Order:

➢
The Bank’s Board of Directors is required to increase its participation in the affairs of the Bank. This participation shall include comprehensive, documented meetings to be held no less frequently than monthly. Prior to the entry of the Consent Order, the Board conducted such meetings, but now requires more detailed management reports. The Board has also established a committee to oversee the Bank’s compliance with the Consent Order.

➢
By June 16, 2010, and during the life of the Consent Order, the Bank shall achieve and maintain a Tier 1 leverage capital ratio of not less than 8% and a total risk-based capital ratio of not less than 11%. At March 31, 2010, the Bank’s Tier 1 leverage capital ratio was 4.99% and its total risk-based capital ratio was 7.84%. As of March 31, 2010, an additional $8.4 million in capital would be required by the Bank to attain the required capital levels.

➢
The Bank must maintain a fully funded Allowance for Loan and Lease Losses (“ALLL”), which must be satisfactory to the FDIC and the OFR. The Board of Directors shall quarterly review the adequacy of the ALLL. The Bank has always endeavored to maintain a fully funded, adequate ALLL and believes its ALLL is adequate.

(continued)

Index

Consent Order, continued.

➢
The Bank shall also reduce the aggregate balance of assets classified “Substandard” by the FDIC in October 2009: (i) by June 16, 2010, to not more than 140% of Tier 1 capital plus the ALLL; (ii) by September 14, 2010, to not more than 120% of Tier 1 capital plus the ALLL; (iii) by December 13, 2010, to not more than 100% of Tier 1 capital plus the ALLL; (iv) by March 23, 2011, to not more than 80% of Tier 1 capital plus the ALLL; and (v) by September 19, 2011, to not more than 60% of Tier 1 capital plus the ALL. As of March 31, 2010, the Bank’s ratio was 160%.

➢
The Bank shall not extend any credit to, or for the benefit of, any borrower who has a loan that has been charged off or classified “Substandard” and is uncollected, unless the Bank documents that such extension of credit is in the Bank’s best interest. The Bank had, and has, no intention of extending credit to such borrowers in violation of these requirements.

➢
By May 2, 2010, the Bank shall perform a risk segmentation analysis with respect to any concentration cited by the FDIC, including commercial real estate loans. The Bank shall also develop a plan to reduce any segment of the portfolio deemed by the FDIC or OFR to be an undue concentration of credit. The Bank is in the process of performing this analysis.

➢
By June 16, 2010, the Bank shall formulate and implement a strategic plan and a plan to improve and sustain Bank earnings. Additionally, the Bank must prepare a budget and update the profit plan by November 30th of each year. All such items must be submitted to the FDIC and the OFR. The Bank has prepared a strategic plan and a profit plan and submitted them as required.

➢
By May 17, 2010, the Bank must review, revise and adopt its liquidity, contingency funding and funds management policy, including implementing any changes recommended by the FDIC or the OFR. The Bank is in the process of completing such reviews and revisions.

➢
Throughout the life of the Consent Order, the Bank shall not accept, renew, or rollover any brokered deposit, and shall comply with the restrictions on the effective yields on deposits exceeding national averages. In addition, by March 28, 2010, the Bank was required to submit to the FDIC and the OFR a plan to reduce reliance on brokered deposits, which it has done. The Bank has not accepted, renewed or rolled over any brokered deposits since July 2009. With respect to the yield limitations, it is possible that the Bank could experience a decrease in deposit inflows, or the migration of current deposits to competitor institutions, if other institutions offer higher interest rates than those permitted to be offered by the Bank.

➢
During the life of the Consent Order, the Bank shall limit its asset growth to 10% per year, unless the FDIC and the OFR consent to greater growth. Under the recently adopted strategic plan, the growth percentage will not exceed these growth parameters.

➢
While the Consent Order is in effect, the Bank shall not declare or pay dividends, or any other form of payment representing a reduction in capital without the prior written approval of the FDIC and the OFR. The Bank has never paid a dividend to FPB.

➢
Within 30 days of the end of each calendar quarter, the Bank shall furnish written progress reports to the FDIC and the OFR detailing the form, manner, and results of any actions taken to secure compliance. The Bank will prepare and submit such reports.

Index

Liquidity and Capital Resources

The Company's primary source of cash during the three months ended March 31, 2010 was from net deposit inflows of approximately $8.5 million and the sale, call or maturity of securities available for sale of approximately $2.3 million. Cash was used primarily for the purchase of securities available for sale of approximately $2.5 million and  securities held to maturity of $2.6 million.  At March 31, 2010, the Company had time deposits of $96.9 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Three months		Three months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2010	2009	2009
Average equity as a percentage of average assets	5.65%	8.50%	10.09%

Equity to total assets at end of period	4.90%	5.90%	9.71%

Return on average assets (1)	(3.86%)	(3.55%)	(1.24%)

Return on average equity (1)	(68.29%)	(41.74%)	(12.34%)

Noninterest expenses to average assets (1)	4.21%	4.04%	3.31%

Nonperforming loans and foreclosed assets to total assets at end of period	8.82%	9.15%	6.55%

(1)	Annualized for the three months ended March 31, 2010 and 2009.

Index

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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at March 31, 2010, follows (in thousands):

Contract Amount

Commitments to extend credit	$210

Available lines of credit	$13,726

Standby letters of credit	$86

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

	Three Months Ended March 31,
	2010			2009
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$184,613	2,688	5.82%	$186,478	2,814	6.04%
Securities	33,175	318	3.83	33,618	403	4.80
Other (1)	12,873	6	.19	4,303	2	.19

Total interest-earning assets	230,661	3,012	5.22	224,399	3,219	5.74

Noninterest-earning assets	19,840			20,510

Total assets	$250,501			$244,909

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	59,257	147	.99	43,174	221	2.05
Time deposits	138,794	927	2.67	143,969	1,385	3.85
Borrowings	15,492	66	1.70	10,822	58	2.14

Total interest-bearing liabilities	213,543	1,140	2.14	197,965	1,664	3.36

Demand deposits	19,583			20,532
Noninterest-bearing liabilities	3,217			1,702
Stockholders' equity	14,158			24,710

Total liabilities and stockholders' equity	$250,501			$244,909

Net interest income		$1,872			$1,555

Interest-rate spread (2)			3.08%			2.38%

Net interest margin (3)			3.25%			2.77%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.13
 ___________________________________________________________

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Index

Comparison of the Three-Month Periods Ended March 31, 2010 and 2009

General.  Net loss available to common shareholders for the three months ended March 31, 2010, was $2.5 million or $(1.22) per basic and diluted common share compared to net losses of  $857,000 or $(.42) per basic and diluted common share for the three-month period ended March 31, 2009. This increase in the Company's net losses was primarily due to a decrease in interest income and non-interest income, and increases in the provision for loan losses and other non-interest expenses, partially offset by a decrease in interest expense.

Interest Income.  Interest income decreased to $3.0 million for the three months ended March 31, 2010 from $3.2 million for the three months ended March 31, 2009. Interest income on loans decreased to $2.7 million due to a decrease in the average yield earned and an increase in the level of nonperforming loans, partially offset by an increase in the average loan portfolio balance for the three months ended March 31, 2010.

Interest Expense.  Interest expense decreased by $524,000 for the three months ended March 31, 2010, from the three months ended March 31, 2009. Interest expense decreased due to a decrease in the average yield paid on deposits as well as a decrease in the average balance of time deposits, partially offset by an increase in the average balance of lower-cost savings, NOW and money market deposit accounts for the three months ended March 31, 2010. In addition, the cost of average borrowings from the Federal Home Loan Bank decreased for the three months ended March 31, 2010 as compared to the same period in 2009 partially offset by an increase in the average balance of those advances.

Provision for Loan Losses.  The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of impaired loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 2010, was $1.9 million compared to $1.1 million for the same period in 2009.  Management believes the balance in the allowance for loan losses of $5.6 million at March 31, 2010 is adequate.

Non-interest Income.  Total non-interest income decreased to $235,000 for the three months ended March 31, 2010, from $296,000 for the three months ended March 31, 2009 primarily as a result of a decrease in loan brokerage fees, partially offset by an increase in service charges on deposit accounts. In addition, the 2009 period included a gain on the sale of investments and a loss on the sale of loans which did not occur in 2010.

Non-interest Expenses.  Total non-interest expenses increased to $2.6 million for the three months ended March 31, 2010 from $2.0 million for the three months ended March 31, 2009, primarily due to increases in write-downs, loss on sale and expenses associated with foreclosed assets of $409,000 and in FDIC insurance expense of $182,000, as well as employee compensation, supplies, professional fees and data processing, totaling $113,000, partially offset by decreases in advertising, and occupancy and equipment , and other expenses totaling $86,000.

Income Taxes. The income tax benefit was $472,000 for the three months ended March 31, 2009. There was no benefit recognized for the three months ended March 31, 2010.

(continued)

Index

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

We have made no significant changes in its internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Index

Part II.  Other Information

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 3.	Defaults Upon Senior Securities.

Beginning with the dividend payment due on February 15, 2010, we have suspended paying dividends on our Series A Preferred Stock. The total arrearage as of March 31, 2010, was $110,000.

Index

Part II.  Other Information, continued

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

FPB BANCORP, INC.
(Registrant)

Date:	May 12, 2010	By:	/s/David W. Skiles
David W. Skiles, Principal Executive Officer, President and Chief Executive Officer

Date:	May 12, 2010	By:	/s/Nancy E. Aumack
Nancy E. Aumack, Principal Financial Officer, Senior Vice President and Chief Financial Officer