Form 10-Q
period 2010-06-30
FPB BANCORP INC
filed 2010-08-03
CIK 1162245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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
(Do not check if a smaller reporting company)

 Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,058,047 shares
(class)	Outstanding at July 30, 2010

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

INDEX

PART I. FINANCIAL INFORMATION

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
Assets	2010	2009
	(unaudited)
Cash and due from banks	$7,736	2,889
Interest-bearing deposits with banks	22,146	10,043

Total cash and cash equivalents	29,882	12,932

Securities available for sale	33,821	31,752
Securities held to maturity (market value of $2,548)	2,524	-
Loans, net of allowance for loan losses of $4,807 and $4,730	176,546	184,312
Premises and equipment, net	5,214	5,432
Federal Home Loan Bank stock, at cost	1,087	1,087
Foreclosed assets	6,165	6,719
Accrued interest receivable	969	1,201
Bank-owned life insurance	3,077	3,017
Other assets	1,280	1,751

Total assets	$260,565	248,203

Liabilities and Stockholders’ Equity

Liabilities:
Non-interest bearing demand deposits	21,066	18,925
Savings, NOW and money-market deposits	54,475	60,691
Time deposits	155,581	136,758

Total deposits	231,122	216,374

Official checks	898	960
Federal Home Loan Bank advances	14,600	14,600
Other borrowings	324	-
Other liabilities	1,808	1,630

Total liabilities	248,752	233,564

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, 5,800 shares of Series A issued and outstanding	-	-
Additional paid-in capital, preferred	5,800	5,800
Preferred stock discount	(383)	(429)
Common stock, $.01 par value; 25,000,000 shares authorized, 2,058,047 shares issued and outstanding	20	20
Additional paid-in capital, common	24,456	24,444
Accumulated deficit	(18,609)	(14,572)
Accumulated other comprehensive income	529	(624)

Total stockholders’ equity	11,813	14,639

Total liabilities and stockholders’ equity	$260,565	248,203

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Loans	$2,680	2,799	5,368	5,613
Securities	377	373	695	776
Other	12	2	18	4

Total interest income	3,069	3,174	6,081	6,393

Interest expense:
Deposits	1,046	1,601	2,120	3,207
Other borrowings	67	59	133	117

Total interest expense	1,113	1,660	2,253	3,324

Net interest income	1,956	1,514	3,828	3,069

Provision for loan losses	1,263	863	3,153	1,932

Net interest income after provision for loan losses	693	651	675	1,137

Non-interest income:
Service charges and fees on deposit accounts	187	173	367	335
Loan brokerage fees	23	40	35	70
Gain on sale of loans held for sale	169	148	169	125
Gain on sale of securities available for sale	-	406	-	493
Income from bank-owned life insurance	30	29	60	56
Write-down of other assets	-	(548)	-	(548)
Other fees	13	3	26	16

Total non-interest income	422	251	657	547

Non-interest expenses:
Salaries and employee benefits	915	974	1,845	1,870
Occupancy and equipment	375	386	752	779
Advertising	33	109	67	189
Data processing	175	136	330	277
Supplies	32	34	67	65
Professional fees	259	176	473	329
Loss on sale of foreclosed assets	27	-	100	-
Write-down of foreclosed assets	-	503	291	503
Expenses on foreclosed assets	120	287	202	287
FDIC insurance	333	119	551	155
Other	275	148	500	434

Total non-interest expenses	2,544	2,872	5,178	4,888

Loss before income taxes	(1,429)	(1,970)	(3,846)	(3,204)
Income tax benefit	-	(877)	-	(1,349)

Net loss	$(1,429)	(1,093)	(3,846)	(1,855)
Preferred stock dividend requirements and amortization of preferred stock discount	95	96	191	191
Net loss available to common shareholders	$(1,524)	(1,189)	(4,037)	(2,046)

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Operations (Unaudited), continued
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss per common share:

Basic	$(.74)	$(.58)	$(1.96)	$(.99)
Diluted	$(.74)	$(.58)	$(1.96)	$(.99)

Weighted-average number of common shares, basic	2,058,047	2,058,047	2,058,047	2,058,047
Weighted-average number of common shares, diluted	2,058,047	2,058,047	2,058,047	2,058,047

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Consolidated Statements of Stockholders' Equity

Six Months Ended June 31, 2010 and 2009
 (Dollars in thousands)

									Accumulated
	Preferred Stock				Common Stock				Other
			Additional				Additional		Compre-	Total
			Paid-In				Paid-In	Accumulated	hensive	Stockholders’
	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2008	5,800	$ -	5,800	(521)	2,058,047	$ 20	24,393	(4,982)	186	24,896

Comprehensive loss:
Net loss for the three months ended June 30, 2009 (unaudited)	-	-	-	-	-	-	-	(1,855)	-	(1,855)

Net change in unrealized gain on securities available for sale, net of tax of $(216) (unaudited)	-	-	-	-	-	-	-	-	(358)	(358)

Comprehensive Loss (unaudited)										(2,213)

Preferred stock dividend requirements and amortization of preferred stock discount (unaudited)	-	-	-	46	-	-	-	(191)	-	(145)

Share-based compensation (unaudited)	-	-	-	-	-	-	26	-	-	26

Balance at June 30, 2009 (unaudited)	5,800	$ -	5,800	(475)	2,058,047	$20	24,419	(7,028)	(172)	22,564

   See Accompanying Notes to Consolidated Financial Statements.

Index

Consolidated Statements of Stockholders' Equity

Six Months Ended June 30, 2010 and 2009, Continued
(Dollars in thousands)

									Accumulated
	Preferred Stock				Common Stock				Other
			Additional				Additional		Compre-	Total
			Paid-In				Paid-In	Accumulated	hensive	Stockholders’
	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2009	5,800	$ -	5,800	(429)	2,058,047	$ 20	24,444	(14,572)	(624)	14,639

Comprehensive loss:
Net loss for the three months ended June 30, 2009 (unaudited)	-	-	-	-	-	-	-	(3,846)	-	(3,846)

Net change in unrealized loss on securities available for sale (unaudited)	-	-	-	-	-	-	-	-	1,153	1,153

Comprehensive Loss (unaudited)										(2,693)

Preferred stock dividend requirements and amortization of preferred stock discount (unaudited)	-	-	-	46	-	-	-	(191)	-	(145)

Share-based compensation (unaudited)	-	-	-	-	-	-	12	-	-	12

Balance at June 30, 2009 (unaudited)	5,800	$ -	5,800	(383)	2,058,047	$20	24,456	(18,609)	(529)	11,813

See Accompanying Notes to Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,846)	(1,855)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	222	239
Provision for loan losses	3,153	1,932
Amortization of loan fees, net	(109)	(61)
Deferred income taxes	-	(1,315)
Net amortization of premiums and discounts on securities	65	69
Gain on sale of securities available for sale	-	(493)
Gain on sale of loans held for sale	(169)	(125)
Proceeds from sale of loans held for sale	2,665	2,599
Originations of loans held for sale	(2,496)	(2,474)
Write-down of foreclosed assets	291	503
Loss on sale of foreclosed assets	100	-
Decrease in accrued interest receivable	232	68
Decrease in other assets	471	412
Decrease in official checks and other liabilities	(29)	(776)
Income from bank-owned life insurance	(60)	(56)
Share-based compensation	12	26

Net cash provided by (used in) operating activities	502	(1,307)

Cash flows from investing activities:
Maturities and calls of securities available for sale	6,125	8,500
Purchase of securities available for sale	(7,859)	(31,965)
Principal payments on securities available for sale	756	1,554
Proceeds from sale of securities available for sale	-	21,164
Purchase of securities held to maturity	(2,568)	-
Principal payments on securities held to maturity	41	1
Net decrease (increase) in loans	4,010	(8,788)
Purchase of premises and equipment	(4)	(6)
Purchase of Federal Home Loan Bank stock	-	(65)
Purchase of bank-owned life insurance	-	(108)
Proceeds from the sale of foreclosed assets	875	-

Net cash provided by (used in) investing activities	1,376	(9,713)

Cash flows from financing activities:
Net increase in deposits	14,748	26,839
Cash paid to preferred stockholder	-	(129)
Repayment of Federal Home Loan Bank advances	-	(500)
Proceeds from other borrowings	324	-

Net cash provided by financing activities	15,072	26,210

Net increase in cash and cash equivalents	16,950	15,190

Cash and cash equivalents at beginning of period	12,932	5,457

Cash and cash equivalents at end of period	$29,882	20,647

Index

Condensed Consolidated Statements of Cash Flows, Continued
                                                         (In thousands)

	Six months ended June 30
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,351	3,256

Non-cash transactions:
Accumulated other comprehensive income (loss), net change in unrealized (loss) gain on securities available for sale, net of tax benefit in 2009	$1,153	(358)

Transfer of loans to foreclosed assets	$712	5,135

Preferred dividends payable at beginning of period	$37	21

Preferred dividends payable at end of period	$182	37

Amortization of preferred stock discount	$46	46

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
General. FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") and the Bank owns 100% of the outstanding common stock of Treasure Coast Holdings, Inc., (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank.  The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation, which is $250,000 for all accounts and is unlimited for non-interest bearing transaction accounts through December 31, 2010, unless extended. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida.  Treasure Coast Holdings, Inc. was incorporated in June 2008 for the sole purpose of managing foreclosed assets.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position at June 30, 2010, and the results of operations for the three and six-month periods ended June 30, 2010 and 2009 and cash flows for the six-month periods ended June 30, 2010 and 2009. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The Company’s operating and capital requirements and the losses due to recent increases in nonperforming loans and provisions for loan losses are factors management considered when evaluating the Company’s ability to continue as a going concern.

Management is evaluating all potential sources of capital to meet the Company’s capital requirements, including our current outstanding offering and entering into other financing arrangements. There can be no assurance, however, that additional financing or recapitalization plans will be available or forthcoming and, if available, can be obtained or undertaken on terms favorable to the Company or its existing shareholders. Further, there is no assurance that our offering or acceptable financing alternatives would be successfully implemented, or receive regulatory approval. However, even if no additional capital is obtained, management does not expect the Company to be “critically undercapitalized” (under regulatory definitions) at June 30, 2011.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(2)	Securities. Securities have been classified according to management's intention. The carrying amount of securities and their fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2010: Securities available for sale:
U.S. Government agency securities	$10,250	133	-	10,383
Mortgage-backed securities	4,844	109	-	4,953
Asset-backed securities	6,688	6	(23)	6,671
CMO securities	11,510	304	-	11,814
Total securities available for sale	$33,292	552	(23)	33,821

Securities held to maturity:
U.S. Government agency securities	$1,000	5	-	1,005
Mortgage-backed securities	1,524	19	-	1,543
Total securities held to maturity	$2,524	24	-	2,548

At December 31, 2009: Securities available for sale:
U.S. Government agency securities	$14,620	2	(290)	14,332
Mortgage-backed securities	5,182	4	(99)	5,087
Asset-backed securities	6,282	-	(185)	6,097
CMO securities	6,292	-	(56)	6,236
Total securities available for sale	$32,376	6	(630)	31,752

There were no sales of securities classified as available for sale during the six months ended June 30, 2010. Sales of securities available for sale in 2009 are summarized below (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Principal received from sales	$18,257	$21,164

Gross gains	$406	$493

Information pertaining to securities with gross unrealized losses at June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	As of June 30, 2010
	Less Than Twelve Months
Securities Available for Sale:	Gross Unrealized Losses	Fair Value
Asset-backed securities	$(23)	$4,707

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(2)
Securities, continued.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses on three investment securities available for sale were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The scheduled maturities of securities at June 30, 2010 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due from five to ten years	$4,750	4,846	$-	-
Due in more than ten years	5,500	5,537	1,000	1,005
Mortgage-backed securities	4,844	4,953	1,524	1,543
Asset-backed securities	6,688	6,671	-	-
CMO securities	11,510	11,814	-	-

	$33,292	33,821	$2,524	2,548

(3)
Lending Activities.  Our primary source of income is generated from the interest earned on our loan portfolio and fees generated from our lending activities.  We primarily focus our lending activities on commercial real estate lending to small and medium-sized businesses, including professionals, such as physicians, law firms and accountants. Our commercial mortgage loans include loans for the acquisition/development, construction or rehabilitation of commercial, multi-family or residential real property.

We also emphasize commercial loans secured by assets other than real estate.  Our target commercial loan market includes companies in the medical services, retail construction, wholesale, manufacturing and tourism industries. We also offer residential mortgage loans, as well as consumer loans, such as home equity lines of credit.  Our goal is to develop commercial lending opportunities where the loan relationships provide us with opportunities to develop depository relationships and other non-commercial loan relationships.

We offer Small Business Administration, or SBA, 7(a) and 504 loans to small businesses throughout our market area. SBA loans are a complement to our focus on strengthening and supporting local communities. We are also participating in the America’s Recovery Capital program (ARC), which  is scheduled to cease operation by September 2010, or sooner if all allocation funds are utilized.  SBA loans are generally made pursuant to a federal government program designed to assist small businesses in obtaining financing. The federal government guarantees 75% to 90% of the SBA loan balances as an incentive for financial institutions to make loans to small businesses.  We generally sell the guaranteed portion of the SBA loan at a premium sale price between approximately 5% and 9%.  We had $15.4 million of outstanding SBA loans at June 30, 2010.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued.

Loan Portfolio. The following tables summarize our loan portfolio by type of loan as of the dates indicated (dollars in thousands):

	As of June 30,		As of December 31,
	2010		2009

	Amount	% of Total	Amount	% of Total
Commercial real estate	$102,482	56.34%	$106,803	56.30%
Commercial & Industrial	63,093	34.68%	63,815	33.64%
Residential real estate	973	0.53%	790	0.42%
HELOC	3,865	2.13%	3,925	2.07%
Construction & Development	128	0.07%	1,081	0.57%
Closed end 1st lien 1-4 family	4,568	2.51%	4,953	2.61%
Other	6,802	3.74%	8,329	4.39%

Total loans	181,911	100.00%	189,696	100.00%

Allowance for loan losses	(4,807)		(4,730)
Deferred loan costs, net	(558)		(654)

Loans, net	$176,546		$184,312

The contractual maturity ranges of our loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range classified by borrower type as of June 30, 2010 are as follows (dollars in thousands):

	One Year or Less	After One Through Five Years	After Five Years	Total
Commercial & Industrial	$10,157	$20,750	$32,186	$63,093
Commercial real estate	7,978	10,587	83,917	102,482
Construction & Development	—	—	128	128
HELOC	222	1,371	2,272	3,865
Closed-end 1st Lien 1-4 family	1,130	3,173	265	4,568
Residential real estate	195	610	168	973
Other	966	5,557	279	6,802
Total loans	$20,648	$42,048	$119,215	$181,911
Loans with a fixed interest rate	$18,348	$27,137	$13,530	$59,015
Loans with a variable interest rate	2,300	14,911	105,685	122,896
Total loans	$20,648	$42,048	$119,215	$181,911

As of June 30, 2010, our loan portfolio was composed of approximately 32% fixed interest rate loans and 68% variable interest rate loans.  Scheduled contractual principal repayments do not reflect the actual maturities of loans.  The average actual maturity of our loans is substantially less than their average contractual term because of prepayments.  The average life of a mortgage loan tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgages, due primarily to refinancing of adjustable rate and fixed rate loans at lower rates.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued.

Asset Quality, Loan Impairment and Credit Losses.  Although we continue to experience effects in our loan portfolio due to the economic decline and decreased real estate values, our non-performing asset ratio of 8.62% at June 30, 2010 is less than the 9.15% non-performing asset ratio at December 31, 2009.

We have endeavored to deal aggressively with problem assets in our loan portfolio.  Since the Bank’s inception in 1999, we have engaged a third-party audit firm to conduct independent asset quality reviews that are specialized and targeted loan reviews by type.  We believe our enhanced credit risk management process positions us to deal effectively with reducing our credit risk profile and maintaining a high quality loan portfolio on an ongoing basis.  Additionally, in the future we intend to develop a more balanced real estate portfolio by reducing our concentration of higher risk non-owner occupied commercial real estate and construction and development loans.

Furthermore, during 2009 and 2010, we enhanced our credit risk management processes by:

•	Developing processes for supervising criticized and classified loans;
•	Adopting a specific action plan for managing and disposing of foreclosed assets;
•	Performing a quarterly assessment of the Bank’s monitoring systems for timely identification of problem loans;
•	Forming a Special Assets Committee of the Board that meets monthly to review management’s progress on all classified assets; and
•	Creating a Special Assets Department to reduce the Bank’s underperforming credits.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued. We believe our enhanced credit risk management process positions us to deal effectively with reducing our credit risk profile.

The following table reflects the levels of non-accrual and past-due loans in our loan portfolio as of the dates indicated (dollars in thousands):

	At June 30, 2010	At December 31, 2009
Non-Accrual Loans
Commercial Real Estate	$8,907	$11,438
Commercial & Industrial	6,546	2,990
Construction and Land development	—	169
Residential	—	173
Home Equity Lines	404	275
Other	265	38
Total	16,122	15,083

Accruing 90 or more days past due
Commercial Real Estate	—	888
Commercial & Industrial	162	—
Other	—	19
Total	162	907

Total non-performing loans	16,284	15,990

Foreclosed assets	6,165	6,719

Total non-performing assets	22,449	22,709

Troubled debt restructured loans	5,964	5,590

Total non-performing assets & restructured loans	$28,413	$28,299

Ratios
Total non-performing loans to total loans	8.95%	8.43%
Total non-performing assets to total assets	8.62%	9.15%
Total non-performing assets & restructured loans to total assets	10.90%	11.40%

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued. The following table illustrates the payment status of certain classes of loans in our portfolio (dollars in thousands):

	Accruing and Past Due 30-89 Days Amount	Non-Accrual and Past Due 90 days and Over Amount	Total Amount
As of June 30, 2010
Commercial Real Estate	$643	$8,907	$9,550
Commercial & Industrial	776	6,708	7,484
Home Equity Lines	95	404	499
Other	143	265	408
Total	$1,657	$16,284	$17,941
As of December 31, 2009
Commercial Real Estate	$548	$12,326	$12,874
Commercial & Industrial	560	2,990	3,550
Construction and Land development	—	169	169
Residential	10	173	183
Home Equity Lines	—	275	275
Other	162	57	219
Total	$1,280	$15,990	$17,270

Information about impaired loans is as follows (in thousands):

	As of
	June 30, 2010	December 31, 2009
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (1)	$9,194	7,197

Gross loans with related allowance for losses recorded	6,850	8,443
Less allowances on these loans	(1,385)	(2,007)

Net loans with related allowance	5,465	6,436

Net investment in collateral dependent impaired loans	14,659	13,633

Non-collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	2,374	1,945

Gross loans with related allowance for losses recorded	3,590	3,645
Less allowance on these loans	(110)	(79)

Net loans with related allowance	3,480	3,566

Net investment in non-collateral dependent impaired loans	5,854	5,511

Net investment in impaired loans	$20,513	19,144

(1)	At June 30, 2010 and December 31, 2009, includes loans with partial charge-offs of $869,000 and $734,000, respectively, relating to loans with a net carrying value of $1.8 million and $915,000.

(continued)

Notes to Condensed Consolidated Financial Statements (unaudited)

Lending Activities, continued.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average investment in impaired loans	$20,009	$20,725	$19,672	$22,242

Interest income recognized on impaired loans	$90	$200	$181	$426
Interest income received on impaired loans	$100	$216	$183	$340

During the quarter ending June 30, 2010, there was a net increase in impaired loans of $218,000, primarily due to the addition of seven loans to impaired status, totaling $2.3 million, partially offset by the additional specific reserves taken during the quarter. Appraisals are obtained on collateral dependent (impaired) loans at least annually. We do not make non-recourse commercial real estate loans and do not adjust appraised values. Instead, we would discuss any perceived discrepancy with the appraiser and allow the appraiser to adjust the value if he or she agreed with our comments. Our allowance for loan loss calculations are always based on current appraisals. At this time, due to the collateral value associated with these impaired loans, no material losses are expected to be incurred above those already reserved or charged-off. However, if the economy continues to deteriorate, or property values decline further, additional adjustments may be necessary in the future.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Loans outstanding at end of period	$181,911	$189,798	$181,911	$189,798

Balance at beginning of period	$5,595	$2,634	$4,730	$2,552

Charge-offs:
Commercial real estate	(633)	(5)	(1,302)	(5)
Commercial and industrial	(1,374)	(16)	(1,717)	(61)
Construction and land development	-	-	-	(515)
Residential	-	(210)	-	(649)
Other	(95)	(58)	(128)	(84)
Total charge-offs	(2,102)	(289)	(3,147)	(1,314)

Recoveries:
Commercial real estate	4	-	7	-
Commercial	38	-	47	22
Residential	-	1	-	12
Home equity	1	-	1	-
Other	8	18	16	23
Total recoveries	51	19	71	57

Net charge-offs	(2,051)	(270)	(3,076)	(1,257)

Provision for loan losses	1,263	863	3,153	1,932

Allowance for loan losses at end of period	$4,807	$3,227	$4,807	$3,227

Ratio of net charge-offs to average loans (annualized)	2.27%	.29%	3.37%	1.34%
Ratio of allowance for loan losses to period end loans	2.64%	1.70%	2.64%	1.70%
Ratio of allowance for loan losses to non-performing assets	21.41%	16.86%	21.41%	16.86%
Ratio of allowance for loan losses to total assets	1.84%	1.23%	1.84%	1.23%

The following table illustrates the loan classifications for all troubled debt restructured. None of these loans are currently on non-accrual status (in thousands):

As of June 30,
2010

Commercial loans	$3,041
Commercial real estate	2,923
Total	$5,964

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

Foreclosed Assets. The following table illustrates the activity in foreclosed assets as of the dates indicated (dollars in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2010	2009
Total foreclosed assets at beginning of period	$6,719	$1,714

Additions to foreclosed assets:
Commercial real estate	712	4,256
Residential real estate	-	2,346
Vacant land	-	1,083
Other	-	1,555
Total	712	9,240

Sales of foreclosed assets:
Commercial real estate	-	2,386
Residential real estate	535	796
Vacant land	440	173
Other	-	-
Total	975	3,355

Write-down of foreclosed assets	291	880

Foreclosed assets at end of period	$6,165	$6,719

(5)
Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements, pursuant to a Consent Order (see page 24). The following is a summary at June 30, 2010 of the regulatory capital requirements and the Bank's capital on a percentage basis:

	Percentage of	Minimum for Capital Adequacy	Requirements of
	the Bank	Purposes	Consent Order

Tier I capital to total average assets	4.29%	4.00%	8.00%

Tier I capital to risk-weighted assets	6.15%	4.00%	N/A

Total capital to risk-weighted assets	7.41%	8.00%	11.00%

Loss Per Common Share. Basic loss per common share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2010 and 2009, outstanding stock options and warrants are not considered dilutive due to    the losses incurred by the Company.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

Share-Based Compensation.  The Company established a Stock Option Plan in 1998 (“1998 Plan”) for directors, officers and employees of the Company. The 1998 Plan as amended provides for 131,553 shares of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The options expire ten years from the date of grant. At June 30, 2010, no shares remain available for grant, as the Plan Agreement terminated on December 8, 2008. A summary of stock option information follows ($ in thousands, except per share amounts):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	36,761	$11.68
Options forfeited	(2,755)	11.88
Options expired	(3,306)	9.07

Outstanding at December 31, 2009	30,700	$11.94
Options forfeited	(2,791)	9.52
Options outstanding at June 30, 2010	27,909	$12.18	.80 years	$-

Options exercisable at June 30, 2010	27,562	$12.23	.71 years	$-

In 2005, the Company established a new option plan (“2005 Plan”) for directors, officers and employees of the Company.  The 2005 Plan provides for 158,743 shares of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The 2005 Plan allows for various vesting periods. All options expire ten years from the date of grant. At June 30, 2010, 48,457 shares remain available for grant.

A summary of stock option information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2008	123,049	$14.27
Options forfeited	(6,433)	(15.91)
Options granted	500	8.85

Options outstanding at December 31, 2009	117,116	$14.16
Options forfeited	(6,830)	13.20

Options outstanding at June 30, 2010	110,286	$14.22	6.24 years	$-

Options exercisable at June 30, 2010	99,661	$14.84	6.08 years	$-

There were no options granted during the six months ended June 30, 2010 or 2009.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

Share-Based Compensation, continued. The total fair value of shares vested and recognized as compensation expense was $12,000 and $26,000 for the six-month periods ended June 30, 2010 and 2009, respectively, and there was $1,000 in related tax benefit in 2009. As of June 30, 2010, the Company had 10,972 stock options not fully vested and there was $25,000 of total unrecognized compensation cost related to these non-vested options. This cost is expected to be recognized monthly over a weighted-average period of 1 year on a straight-line basis.

In addition, as discussed in more detail in Note 9, the Company sold on December 5, 2008 to the U.S. Treasury a ten year warrant to purchase at any time up to 183,158 shares of the Company’s common stock  for $4.75 per share.

Other Borrowings.  At June 30, 2010, other borrowings consist of amounts received from other financial     institutions to purchase participations in certain loans. At June 30, 2010, the requirements had not yet         been satisfied to recognize the sales, and thus the amounts are recorded as other borrowings.  It is                expected that the requirement for sale accounting will be satisfied during the subsequent quarter, at which   time the sales will be recognized.

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

Beginning with the dividend payment due on February 15, 2010, we have suspended paying dividends on our Series A Preferred stock. The total arrearage as of June 30, 2010 was $182,000.

At a Special Meeting of the Shareholders, held on October 6, 2009, the number of authorized shares of common and preferred stock of the Company was increased from 5,000,000 to 25,000,000 and from 1,000,000 to 2,000,000 respectively.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Measurements. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices In Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2010 Available-for-sale securities	$33,821	$6,671	$27,150	-

As of December 31, 2009 - Available-for-sale securities	$31,752	-	$31,752	-

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process. The transfer of three securities from Level 2 to Level 1 was based on the change of inputs used in valuing the securities.

Impaired collateral-dependent loans and foreclosed assets are carried at fair value when the current collateral value is lower than the carrying value of the loan or foreclosed asset.  Those impaired collateral-dependent loans and foreclosed assets which are measured at fair value on a non-recurring basis are as follows (in thousands):

						Losses
						Recorded in Operations
	Fair				Total	For the Six Months Ended
	Value(1)	Level 1	Level 2	Level 3	Losses	June 30, 2010
As of June 30, 2010:
Impaired loans	$7,271	-	-	$7,271	$(3,531)	$(1,267)
Foreclosed assets	4,111	-	-	4,111	(465)	(226)

Total	$11,382	-	-	$11,382	$(3,996)	$(1,493)

As of December 31, 2009:
Impaired loans	$7,351	-	-	$7,351	$(3,173)	$(2,425)
Foreclosed assets	5,358	-	-	5,358	(336)	(336)

Total	$12,709	-	-	$12,709	$(3,509)	$(2,761)

(1)
In addition, impaired loans and foreclosed assets with a carrying value of $7.4 million and $2.1 million at June 30, 2010, and $6.3 million and $1.4 million at December 31, 2009, respectively, were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Measurements, continued. The estimated fair values of the Company's financial instruments were as follows (in thousands):

	At June 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	29,882	29,882	12,932	12,932
Securities available for sale	33,821	33,821	31,752	31,752
Securities held to maturity	2,524	2,548	-	-
Loans, net	176,546	178,815	184,312	184,701
Federal Home Loan Bank stock	1,087	1,087	1,087	1,087
Accrued interest receivable	969	969	1,201	1,201

Financial liabilities:
Deposit liabilities	231,122	231,838	216,374	218,124
Federal Home Loan Bank advances	14,600	14,804	14,600	14,618
Other borrowings	324	324	-	-
Off-balance-sheet financial instruments	-	-	-	-

(11)
Stock Offering. On July 21, 2010, the Company commenced an offering of up to 3,250,000 units. Each unit consists of four shares of its common stock and one warrant to purchase one share of common stock. In that offering, the Company is seeking to raise up to $13 million in gross proceeds. The offering is expected to be completed by September 10, 2010, unless extended, until no later than November 19, 2010.

Recent Accounting Standards Update. On July 21, 2010, The FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosures will require significantly more information about credit quality in a financial institution’s loan portfolio. This statement addresses only disclosures and does change recognition or measurement of the allowance. This statement will be effective for us on January 1, 2011.

Index

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2010, and for the three and six-month periods ended June 30, 2010 and 2009 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Index

Report of Independent Registered Public Accounting Firm

FPB Bancorp, Inc.
Port St. Lucie, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of FPB Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 2010, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2010 and 2009, and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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
July 30, 2010

Index

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") and the Bank owns 100% of the outstanding common stock of Treasure Coast Holdings, Inc., (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation, which is $250,000 for all accounts and is unlimited for non-interest bearing transaction accounts through December 31, 2010, unless extended. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida. Treasure Coast Holdings, Inc. was incorporated in June 2008 for the sole purpose of managing foreclosed assets.

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

➢
By June 16, 2010, and during the life of the Consent Order, the Bank shall achieve and maintain a Tier 1 leverage capital ratio of not less than 8% and a total risk-based capital ratio of not less than 11%. At June 30, 2010, the Bank’s Tier 1 leverage capital ratio was 4.29% and its total risk-based capital ratio was 7.41%. As of June 30, 2010, an additional $11.6 million in capital would be required by the Bank to attain the required capital levels.

➢
The Bank must maintain a fully funded Allowance for Loan and Lease Losses (“ALLL”), which must be satisfactory to the FDIC and the OFR. The Board of Directors shall quarterly review the adequacy of the ALLL. The Bank has always endeavored to maintain a fully funded, adequate ALLL and believes its ALLL is adequate at June 30, 2010.

➢
The Bank shall also reduce the aggregate balance of assets classified “Substandard” by the FDIC in October 2009: (i) by June 16, 2010, to not more than 140% of Tier 1 capital plus the ALLL; (ii) by September 14, 2010, to not more than 120% of Tier 1 capital plus the ALLL; (iii) by December 13, 2010, to not more than 100% of Tier 1 capital plus the ALLL; (iv) by March 23, 2011, to not more than 80% of Tier 1 capital plus the ALLL; and (v) by September 19, 2011, to not more than 60% of Tier 1 capital plus the ALL. As of June 30, 2010, the Bank’s ratio was 163%.

(continued)

Index

Consent Order, continued.

➢
The Bank shall not extend any credit to, or for the benefit of, any borrower who has a loan that has been charged off or classified “Substandard” and is uncollected, unless the Bank documents that such extension of credit is in the Bank’s best interest. The Bank had, and has, no intention of extending credit to such borrowers in violation of these requirements.

➢
By May 2, 2010, the Bank shall perform a risk segmentation analysis with respect to any concentration cited by the FDIC, including commercial real estate loans. The Bank shall also develop a plan to reduce any segment of the portfolio deemed by the FDIC or OFR to be an undue concentration of credit. Both were completed and submitted on April 29, 2010. As of June 30, 2010, no response has been received.

➢
By June 16, 2010, the Bank shall formulate and implement a strategic plan and a plan to improve and sustain Bank earnings, which it did on June 24, 2010. Additionally, the Bank must prepare a budget and update the profit plan by November 30th of each year. All such items must be submitted to the FDIC and the OFR. The Bank was granted an extension to June 28, 2010 to submit its strategic plan and submitted it prior to that date.  The OFR has asked us to revise and resubmit the originally proposed budget.

➢
By May 17, 2010, the Bank must review, revise and adopt its liquidity, contingency funding and funds management policy, including implementing any changes recommended by the FDIC or the OFR. These were completed and submitted on May 27, 2010, following an extension granted to May 28, 2010.  As of June 30, 2010, no response has been received.

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

(continued)

Index

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources

The Company's primary source of cash during the six months ended June 30, 2010 was from net deposit inflows of approximately $14.7 million and the call and maturity of securities available for sale of approximately $6.1 million. Cash was used primarily for the purchase of securities available for sale of approximately $7.9 million and securities held to maturity of   $2.6 million.  At June 30, 2010, the Company had time deposits of $101.6 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Six months Ended	Year Ended	Six months Ended
	June 30,	December 31,	June 30,
	2010	2009	2009
Average equity as a percentage of average assets	5.18%	8.50%	9.52%

Equity to total assets at end of period	4.53%	5.90%	8.60%

Return on average assets (1)	(3.02%)	(3.55%)	(1.47%)

Return on average equity (1)	(58.25%)	(41.74%)	(15.48%)

Noninterest expenses to average assets (1)	4.06%	4.04%	3.88%

Nonperforming loans and foreclosed assets to total assets at end of period	8.62%	9.15%	7.29%

(1)	Annualized for the six months ended June 30, 2010 and 2009.

(continued)

Index

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are available lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet.  The contract amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for available lines of credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at June 30, 2010, follows (in thousands):

Contract
Amount

Available lines of credit	$12,765

Standby letters of credit	$61

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

	Three Months Ended June 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$180,929	2,680	5.92%	$187,392	2,799	5.97%
Securities	36,511	377	4.13	39,207	373	3.81
Other (1)	22,464	12.21		6,543	2.12

Total interest-earning assets	239,904	3,069	5.12	233,142	3,174	5.45

Noninterest-earning assets	19,569			25,457

Total assets	$259,473			$258,599

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	56,386	139.99		56,183	256	1.82
Time deposits	151,353	907	2.40	145,651	1,345	3.69
Borrowings	15,973	67	1.68	10,600	59	2.23

Total interest-bearing liabilities	223,712	1,113	1.99	212,434	1,660	3.13

Demand deposits	17,616			20,774
Noninterest-bearing liabilities	5,892			2,170
Stockholders' equity	12,253			23,221

Total liabilities and stockholders' equity	$259,473			$258,599

Net interest income		$1,956			$1,514

Interest-rate spread (2)			3.13%			2.32%

Net interest margin (3)			3.26%			2.60%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.07			1.10

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$182,771	5,368	5.87%	$186,935	5,613	6.01%
Securities	34,843	695	3.99	36,413	776	4.26
Other (1)	17,669	18.20		5,423	4.15

Total interest-earning assets	235,283	6,081	5.17	228,771	6,393	5.59

Noninterest-earning assets	19,705			22,984

Total assets	$254,988			$251,755

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	57,822	286.99		49,679	477	1.92
Time deposits	145,074	1,834	2.53	144,810	2,730	3.77
Borrowings	15,733	133	1.69	10,711	117	2.18

Total interest-bearing liabilities	218,629	2,253	2.06	205,200	3,324	3.24

Demand deposits	18,599			20,653
Noninterest-bearing liabilities	4,554			1,936
Stockholders' equity	13,206			23,966

Total liabilities and stockholders' equity	$254,988			$251,755

Net interest income		$3,828			$3,069

Interest-rate spread (2)			3.11%			2.35%

Net interest margin (3)			3.25%			2.68%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.11

(1)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Index

Comparison of the Three-Month Periods Ended June 30, 2010 and 2009

General.  Net loss available to common shareholders for the three months ended June 30, 2010, was $1.5        million or $(.74) per basic and diluted common share compared to net losses of  $1.2 million or $(.58) per basic and diluted common share for the three-month period ended June 30, 2009. This increase in the Company's net losses was primarily due to a decrease in interest income, increases in the provision for loan losses and a tax benefit recognized in 2009, partially offset by an increase in non-interest income and decreases in interest expense and non-interest expenses.

Interest Income.  Interest income decreased to $3.1 million for the three months ended June 30, 2010 from $3.2 million for the three months ended June 30, 2009. Interest income on loans decreased to $2.7 million for the three months ended June 30, 2010 from $2.8 million for the three months ended June 30, 2009, due to a decrease in the average yield earned and an increase in the level of nonperforming loans, as well as a decrease in the average loan portfolio balance for the three months ended June 30, 2010.

Interest Expense.  Interest expense decreased by $547,000 for the three months ended June 30, 2010, from the three months ended June 30, 2009. Interest expense decreased due to a decrease in the average yield paid on deposits, partially offset by an increase in the average balance of deposit accounts for the three months ended June 30, 2010. In addition, the cost of average borrowings from the Federal Home Loan Bank decreased for the three months ended June 30, 2010 as compared to the same period in 2009, partially offset by an increase in the average balance of total borrowings.

Provision for Loan Losses.  The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of impaired loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 2010, was $1.3 million compared to $863,000 for the same period in 2009.  Management believes the balance in the allowance for loan losses of $4.8 million at June 30, 2010 is adequate.

Allowance for Loan Losses to Nonperforming Loans. At June 30, 2010, the ratio of the allowance for loan losses to nonperforming loans was 29.52%. At June 30, 2009, this ratio was 25.23%.

Non-interest Income.  Total non-interest income increased to $422,000 for the three months ended June 30, 2010, from $251,000 for the three months ended June 30, 2009. The 2009 period included a gain on the sale of investments of $406,000 offset by a write-down of other assets of $548,000, which did not reoccur in 2010. The remaining $29,000 increase in 2010 was due to increases in service charges on deposits, other service charges and fees and gain on sale of SBA loans, offset by a decrease in loan brokerage fees.

Non-interest Expenses.  Total non-interest expenses decreased to $2.5 million for the three months ended June 30, 2010 from $2.9 million for the three months ended June 30, 2009, primarily due to decreases in write-downs and expenses associated with foreclosed assets of $670,000, as well as decreases in employee compensation, supplies, advertising, and occupancy and equipment totaling $148,000, partially offset by an increase in FDIC insurance of $214,000, as well as increases in professional fees, data processing, loss on sale of foreclosed assets and other expenses totaling $276,000.

Income Taxes.  The income tax benefit was $877,000 for the three months ended June 30, 2009. There was no tax benefit recognized for the three months ended June 30, 2010, due to the valuation allowance we’ve taken against our income tax benefit.

(continued)

Index

Comparison of the Six-Month Periods Ended June 30, 2010 and 2009

General.  Net loss available to common shareholders for the six months ended June 30, 2010 was $4.0 million or $(1.96) per basic and diluted common share compared to net losses of $2.0 million or $(.99) per basic and diluted common share for the six months ended June 30, 2009. This increase in the Company's net losses was primarily due to a decrease in interest income and increases in the provision for loan losses, a tax benefit recognized in 2009, as well as increases in non-interest expenses partially offset by a decrease in interest expense and an increase in non-interest income.

Interest Income.  Interest income decreased to $6.1 million for the six months ended June 30, 2010 from $6.4 million for the six months ended June 30, 2009. Interest income on loans decreased to $5.4 million for the six months ended June 30, 2010 from $5.6 million for the six months ended June 30, 2009, due to a decrease in the average yield earned and an increase in the level of nonperforming loans, as well as a decrease in the average loan portfolio balance for the six months ended June 30, 2010.

Interest Expense.  Interest expense decreased to $2.3 million for the six months ended June 30, 2010, from $3.3 million for the six months ended June 30, 2009. Interest expense decreased due to a decrease in the average yield paid on deposits, partially offset by an increase in the average balance of deposit accounts for the six months ended June 30, 2010. In addition, the cost of average borrowings from the Federal Home Loan Bank decreased for the six months ended June 30, 2010 as compared to the same period in 2009 partially offset by an increase in the average balance of total borrowings.

Provision for Loan Losses.  The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of impaired loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the six months ended June 30, 2010, was $3.2 million compared to $1.9 million for the same period in 2009.  Management believes the balance in the allowance for loan losses of $4.8 million at June 30, 2010 is adequate.

Non-interest Income.  Total non-interest income increased to $657,000 for the six months ended June 30, 2010, from $547,000 for the six months ended June 30, 2009. The 2009 period included a $493,000 gain on the sale of investments and a $548,000 write-down of other assets which did not reoccur in 2010. The remaining $55,000 increase in 2010 was due to increases in service charges on deposit accounts, gain on the sale of SBA loans, income from BOLI and other service charges and fees, partially offset by a decrease in loan brokerage fees.

Non-interest Expenses.  Total non-interest expenses increased to $5.2 million for the six months ended June 30, 2010 from $4.9 million for the six months ended June 30, 2009.  This increase was primarily due to a $396,000 increase in FDIC insurance premiums, as well as a $365,000 increase in professional fees, data processing, supplies, loss on sale of foreclosed assets and other expense. These increases were partially offset by decreases of $471,000 in compensation, occupancy and equipment, advertising  and write-down and expenses of foreclosed assets resulting from the Company’s efforts to reduce expenses.

Income Taxes. The income tax benefit for the six months ended June 30, 2009, was $1.3 million. There was no tax benefit recognized for the six months ended June 30, 2010, due to the valuation allowance we’ve taken against our income tax benefit.

Index

Commercial Real Estate Lending

We have significant exposure to commercial real estate loans.

Loan extensions. On occasion, we may extend such loans at or near original maturity and, due to the existence of guarantees, do not consider them to be impaired. As of June 30, 2010, we had fewer than ten loans that would be classified in this category. Terms vary by the individual circumstances, guarantor strength and collateral. We typically look for some improvement in our position in exchange for a renewal. This improvement may come in the form of a principal reduction, revised amortization and/or additional conditions agreed upon via a written forbearance agreement. We have offered some of these borrowers periods of interest-only payment (typically one year or less) or some other reduced amortization, but this is not always the case. None of these loans would be considered collateral dependent.

Furthermore, we never extend loan terms solely due to the existence of a guarantee. A loan extension would be considered a troubled debt restructuring if we granted a distressed borrower reduced payment terms for six months or longer. We may offer such terms at the same or a reduced rate to allow for improved cash flow. We do not typically offer reduced payment terms in excess of one year at a time without revaluating the credit.

Evaluation of guarantors. We require personal guarantees on all commercial real estate loans, except a small number of loans to non-profit organizations where guarantees are not available. We perform a cash flow analysis of the guarantor and the project, along with a consolidated global analysis of the entire credit relationship. Information used in this review is collected from personal financial statements, credit reports and tax returns as well as any other available information. We review a guarantor’s payment history and any collections, judgments or other adverse filings. When originating new loans we generally require that personal financial statements be no older than one month, but in no case older than six months. We require the last three years of complete tax returns and extensions if the most recent return is not available. Financial statements and W-2’s are used to supplement this information when the tax returns are stale. We do not make a loan where the guarantor is outside of a tax filing extension period and has not provided us with a current return. Updated financial information is required, and loans are reviewed, at least annually.

As of June 30, 2010, we had less than $1,500,000 commercial real estate loans in which our carrying value is in excess of the appraised value of the collateral, but not considered impaired due to the existence of guarantees.

Collection from guarantors. We have often found that the threat or filing of a suit will bring a guarantor to commence settlement negotations. In these cases we have occasionally considered and accepted the release of a guarantee in exchange for the payment of an expected deficiency. We have also released guarantees in exchange for deeds-in-lieu and voluntary foreclosures. In these instances we obtain a current certified financial disclosure from the guarantor. We consider the guarantor’s assets, cash flow, the size of any expected deficiency and the cost of litigation to determine whether it is appropriate to release a guarantee or whether to require an additional payment in exchange for a release.

We have classified our experience pursuing guarantors into three categories: Resolved Satisfactorily, Resolved Unsatisfactorily and Pending. Both categories referred to as Resolved include any relationship where we have either come to an agreement with the borrower, come to a settlement, completed our litigation or are otherwise very close to settling the entire relationship. The Satisfactory subset of Resolved are where the borrower/guarantor is still in compliance with an agreement or where we have been able to take possession of collateral to recover at least 90% of our exposure, with or without additional guarantor support. Some of these have required a series of simple forceful discussions, others have required varying degrees of legal involvement and others have required court action. Many of these did not require a change in terms. A Resolved Unsatisfactorily situation is one were we have either completed litigation or reached a settlement where the 90% recovery threshold has not been met. Pending relationships are almost all in litigation currently.

(continued)

Commercial Real Estate Lending, continued

In the table below, the year correlates to the year the borrower first began having financial difficulty. Some negotiations have carried on through multiple years. The large jump in 2008 and then the subsequent decline are noteworthy. This is especially true in 2010 where we have not engaged in any new issues. All of our current issues have been ongoing for a while. (dollars in millions, totals may not reconcile due to rounding)

	Resolved Satisfactorily		Resolved Unsatisfactorily		Pending		Totals
	#	Approximate Amount	#	Approximate Amount	#	Approximate Amount	#	Approximate Amount
2007	7	$5.8	0	$0	1	$0.4	8	$6.3
2008	19	$20.3	4	$3.8	5	$6.6	28	$30.7
2009	15	$13.4	4	$1.6	6	$5.2	25	$20.2
2010	0	$0	0	$0	0	$0	0	$0
Total	41	$39.6	8	$5.4	12	$12.2	61	$57.2

Updating appraisals. We obtain updated appraisals at least annually for non-accrual loans. We regularly monitor a variety of local and national economic data such as unemployment, foreclosures and current sales prices on various types of properties. When we observe continued deterioration or other issues on any of those factors we may choose to obtain an earlier valuation, such as a comparable market analysis or updated appraisal. We also closely monitor comparable sales on properties similar to its collateral on non-accrual loans. All appraisals are reviewed for accuracy by our credit department and the responsible loan officer. We do not make adjustments to appraised values. If we perceive a discrepancy with an appraisal, we discuss it with the appraiser and allow the appraiser to adjust the value if he or she agrees with our comments. Our allowance for loan losses calculations are always based on current appraisals. Our credit department is independent from the lending staff and provides an additional level of control to the process.

Out of market lending. We operate as a community bank; as such all of our loans are located in the South Florida markets, with one out-of-area loan participation exception. The out-of-area participation loan is nonperforming and is currently controlled by the FDIC. We have a 1.77% participation ownership in this loan for a total balance of just under $1,000,000. We received an updated appraisal on this property within the last quarter and we obtain monthly progress reports on its resolution. The property is located in North Florida and an onsite inspection has been conducted by one of our officers.

Interest reserves. We have made only one loan with an interest reserve within the last eighteen months.  The original principal was less than $200,000 and the interest reserve was depleted prior to February 2010. The guarantors have the ability to make their payments without cash flow from the collateral property and have been doing so since February 2010. The interest reserve was made as an inducement to approve and was not needed to support our analysis of the borrower’s and guarantors’ cash flow. This loan is not on nonaccrual status.

We also recently entered into an agreement with a borrower to pre-pay a year of amortized payments in advance on another commercial real estate loan relationship that is in workout. The borrower has been making the payments for these loans on its own since 2007, without an interest reserve. This borrower-funded reserve was obtained as an inducement to us to grant an extension and no new bank-lent funds were extended to fund the reserve.

We have only made three other loans with interest reserves in our entire operating history and we do not intend to make any in the future, unless such reserves are established by the borrower with funds from sources other than a loan made by us.

(continued)

Index

Construction Lending

All of our construction loans are underwritten based on project feasibility and historical cash flow. We have very few construction loans and all of them are intended to be owner occupied. We ceased making non-owner occupied construction loans in 2008.

We perform the same underwriting procedures for construction loans as described above for commercial real estate loans. We also require a current title insurance policy and satisfactory environmental report. Construction is monitored by an independent construction inspector with supervision and review by the responsible officer. A draw request, current construction inspection and construction lien releases are required prior to the dispersal of each draw.

Restructured Loans

A borrower must make at least six consecutive monthly payments on time to be considered eligible to be returned to accrual status once a loan is restructured. Additionally, a borrower would be required to demonstrate the ability to service the debt with financial statements and/or tax returns.

With respect to troubled debt restructurings, the primary concession we offer is a reduced amortization or an interest-only period lasting from one month to one year. We rarely grant payment extensions on anything other than small consumer loans. We have found that payment extensions cause extended periods of delayed amortization that do not work to the benefit of the borrower or us. We have made a few exceptions when a borrower grants us additional collateral that improves our position beyond the impact of the payment deferral.

We currently have fewer than ten loan relationships where we have granted some interest rate relief. These were granted for limited periods of less than three years. Our policy is to have an interest rate floor of 5% and to charge as close to the current market rate as possible for a similar term loan.

We have no instances where we have forgiven principal. We have two instances where we have charged-off a note and have not required the borrower to make payments until another note is satisfied or collateral is sold. Each of those charge-offs was for less than $100,000.

We typically require written forbearance agreements for any commercial real estate loan modifications in excess of six months and frequently require them on shorter modifications. Our forbearance agreement form requires a borrower to admit a default and grants us numerous legal benefits in the event we are forced to foreclose.

We have had significant success working with borrowers. A modification is discussed thoroughly among our senior officers prior to making an offer to a borrower. All modifications are vetted and customized to be feasible considering a borrower’s circumstances and to match the best possible circumstances available for us. The addition of a written forbearance agreement provides substantial leverage with a borrower and expedites legal action or settlement in the event a borrower is not able to meet the revised terms.

Index

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2010, our Principal Executive Officer and Principal Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls

We have made no significant changes in its internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 3.       Defaults Upon Senior Securities

Beginning with the dividend payment due on February 15, 2010, we have suspended paying dividends on our Series A Preferred Stock. The total arrearage as of June 30, 2010, was $182,000.

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

Exhibit No.	Description of Exhibit
(d)3.1	Articles of Incorporation
(d)3.2	Bylaws
(e)3.3	Amendment to the Bylaws, Adopted August 15, 2008
(h)3.4	Articles of Amendment to the Articles of Incorporation authorizing the Preferred Shares
(i)3.5	Articles of Amendment to the Articles of Incorporation
(a)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
(h)4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A
(h)4.4	Warrant to Purchase Up to 183,158 Shares of Common Stock
(b)4.5	Amendment to First Peoples Bank Stock Option Plan
(c)4.6	2005 Stock Compensation Plan
(j)4.7	2010 Warrant Plan
(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
(f)10.2	Amended and Restated Employment Agreement for David W. Skiles
(e)10.3	Amended and Restated Change in Control Agreement for Nancy E. Aumack
(e)10.4	Amended and Restated Change in Control Agreement for Stephen J. Krumfolz
(e)10.5	Amended and Restated Change in Control Agreement for Marge Riley
(h)10.6	Letter Agreement, dated December 5, 2008 between the Company and the United States Department of the Treasury
(h)10.7	Form of Waiver, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.8	Form of Compliance Agreement, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.9	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury
(k)10.10	Escrow Agreement
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC.
(Registrant)

Date:	August 2, 2010	By:	/s/David W. Skiles
David W. Skiles, Principal Executive Officer, President and Chief Executive Officer

Date:	August 2, 2010	By:	/s/Nancy E. Aumack
Nancy E. Aumack, Principal Financial Officer, Senior Vice President and Chief Financial Officer