Form 10-Q
period 2010-09-30
FPB BANCORP INC
filed 2010-11-12
CIK 1162245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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
(Do not check if a smaller reporting company)

 Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,058,047 shares
(class)	Outstanding at October 31, 2010

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

INDEX

PART I. FINANCIAL INFORMATION

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
Assets	(unaudited)

Cash and due from banks	$2,657	2,889
Interest-bearing deposits with banks	15,657	10,043

Total cash and cash equivalents	18,314	12,932

Securities available for sale	33,511	31,752
Securities held to maturity (market value of $1,516)	1,488	-
Loans, net of allowance for loan losses of $5,261 and $4,730	167,849	184,312
Premises and equipment, net	5,110	5,432
Federal Home Loan Bank stock, at cost	1,087	1,087
Foreclosed assets, net of allowance for losses of $264 and $0	7,657	6,719
Accrued interest receivable	866	1,201
Bank-owned life insurance	3,106	3,017
Other assets	1,706	1,751

Total assets	$240,694	248,203

Liabilities and Stockholders’ Equity

Liabilities:
Non-interest bearing demand deposits	19,491	18,925
Savings, NOW and money-market deposits	52,578	60,691
Time deposits	141,176	136,758

Total deposits	213,245	216,374

Official checks	1,343	960
Federal Home Loan Bank advances	14,600	14,600
Other liabilities	1,630	1,630

Total liabilities	230,818	233,564

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, 5,800 shares of Series A issued and outstanding	-	-
Additional paid-in capital, preferred	5,800	5,800
Preferred stock discount	(360)	(429)
Common stock, $.01 par value; 25,000,000 shares authorized, 2,058,047 shares issued and outstanding	20	20
Additional paid-in capital, common	24,463	24,444
Accumulated deficit	(19,954)	(14,572)
Accumulated other comprehensive loss	(93)	(624)

Total stockholders’ equity	9,876	14,639

Total liabilities and stockholders’ equity	$240,694	248,203

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Loans	$2,670	2,831	$8,038	8,444
Securities	307	365	1,002	1,141
Other	18	11	36	15

Total interest income	2,995	3,207	9,076	9,600

Interest expense:
Deposits	966	1,521	3,086	4,728
Other borrowings	58	59	191	176

Total interest expense	1,024	1,580	3,277	4,904

Net interest income	1,971	1,627	5,799	4,696

Provision for loan losses	1,477	1,981	4,630	3,913

Net interest income (expense) after provision for loan losses	494	(354)	1,169	783

Non-interest income:
Service charges and fees on deposit accounts	178	197	545	532
Loan brokerage fees	34	83	69	153
Gain on sale of loans held for sale	30	45	199	170
Gain on sale of securities available for sale	809	-	809	493
Write-down of other assets	-	-	-	(548)
Income from bank-owned life insurance	29	29	89	85
Other fees	2	1	28	17

Total non-interest income	1,082	355	1,739	902

Non-interest expenses:
Salaries and employee benefits	931	959	2,776	2,829
Occupancy and equipment	389	387	1,141	1,166
Advertising	35	30	102	219
Data processing	158	158	488	435
Supplies	103	28	170	93
Professional fees	297	209	770	538
Loss on sale of foreclosed assets	12	112	112	112
Write-down of foreclosed assets	183	181	474	684
Expenses on foreclosed assets	105	233	307	520
Provision for losses on foreclosed assets	264	-	264	-
FDIC insurance	274	237	825	392
Other	289	181	789	615

Total non-interest expenses	3,040	2,715	8,218	7,603

Loss before income taxes	(1,464)	(2,714)	(5,310)	(5,918)
Income tax benefit	-	(1,134)	-	(2,483)

Net loss	$(1,464)	$(1,580)	$(5,310)	$(3,435)
Preferred stock dividend requirements and amortization of preferred stock discount	(98)	(96)	(289)	(287)
Net loss available to common shareholders	$(1,562)	$(1,676)	$(5,599)	$(3,722)

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Operations (Unaudited), continued
(Dollars in thousands, except  per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss per common share:

Basic	$(.76)	$(.81)	$(2.72)	$(1.81)
Diluted	$(.76)	$(.81)	$(2.72)	$(1.81)

Weighted-average number of common shares, basic	2,058,047	2,058,047	2,058,047	2,058,047
Weighted-average number of common shares, diluted	2,058,047	2,058,047	2,058,047	2,058,047

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2010 and 2009
 (Dollars in thousands)

									Accumulated
	Preferred Stock				Common Stock				Other
			Additional				Additional		Compre-	Total
			Paid-In				Paid-In	Accumulated	hensive	Stockholders’
	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2008	5,800	$ -	5,800	(521)	2,058,047	$ 20	24,393	(4,982)	186	24,896

Comprehensive loss:
Net loss for the three months ended September 30, 2009 (unaudited)	-	-	-	-	-	-	-	(3,435)	-	(3,435)

Net change in unrealized gain on securities available for sale, net of tax of $(111) (unaudited)	-	-	-	-	-	-	-	-	(184)	(184)

Comprehensive Loss (unaudited)										(3,619)

Preferred stock dividend requirements and amortization of preferred stock discount (unaudited)	-	-	-	69	-	-	-	(287)	-	(218)

Share-based compensation (unaudited)	-	-	-	-	-	-	39	-	-	39

Balance at September 30, 2009 (unaudited)	5,800	$ -	5,800	(452)	2,058,047	$20	24,432	(8,704)	2	21,098

   See Accompanying Notes to Consolidated Financial Statements.

Index

Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2010 and 2009, Continued
(Dollars in thousands)

									Accumulated
	Preferred Stock				Common Stock				Other
			Additional				Additional		Compre-	Total
			Paid-In				Paid-In	Accumulated	hensive	Stockholders’
	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2009	5,800	$ -	5,800	(429)	2,058,047	$ 20	24,444	(14,572)	(624)	14,639

Comprehensive loss:
Net loss for the three months ended September 30, 2010 (unaudited)	-	-	-	-	-	-	-	(5,310)	-	(5,310)

Net change in unrealized loss on securities available for sale (unaudited)	-	-	-	-	-	-	-	-	531	531

Comprehensive Loss (unaudited)										(4,779)

Preferred stock dividend requirements and amortization of preferred stock discount (unaudited)	-	-	-	69	-	-	-	(72)	-	(3)

Share-based compensation (unaudited)	-	-	-	-	-	-	19	-	-	19

Balance at September 30, 2010 (unaudited)	5,800	$ -	5,800	(360)	2,058,047	$20	24,463	(19,954)	(93)	9,876

See Accompanying Notes to Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,310)	$(3,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	329	355
Provision for loan losses	4,630	3,913
Amortization of loan fees, net	(156)	(91)
Deferred income taxes	-	(2,433)
Net amortization of premiums and discounts on securities	124	96
Gain on sale of securities available for sale	(809)	(493)
Gain on sale of loans held for sale	(199)	(170)
Proceeds from sale of loans held for sale	2,989	4,738
Originations of loans held for sale	(2,790)	(4,568)
Write-down of foreclosed assets	474	684
Loss on sale of foreclosed assets	112	112
Principal reduction in foreclosed assets	300	-
Provision for losses in foreclosed assets	264	-
Decrease in accrued interest receivable	335	35
Decrease in other assets	45	243
Increase (decrease) in official checks and other liabilities	380	(310)
Income from bank-owned life insurance	(89)	(85)
Share-based compensation	19	39

Net cash provided by (used in) operating activities	648	(1,370)

Cash flows from investing activities:
Maturities and calls of securities available for sale	12,125	8,500
Purchase of securities available for sale	(54,701)	(32,965)
Principal payments on securities available for sale	1,369	2,379
Proceeds from sale of securities available for sale	40,668	21,164
Purchase of securities held to maturity	(2,568)	-
Call of security held to maturity	1,000	-
Principal payments on securities held to maturity	76	1
Net decrease (increase) in loans	8,959	(15,561)
Purchase of premises and equipment	(7)	(19)
Purchase of Federal Home Loan Bank stock	-	(65)
Purchase of bank-owned life insurance	-	(108)
Proceeds from the sale of foreclosed assets	942	1,992

Net cash provided by (used in) investing activities	7,863	(14,682)

Cash flows from financing activities:
Net (decrease) increase in deposits	(3,129)	32,855
Cash paid to preferred stockholder	-	(202)
Repayment of Federal Home Loan Bank advances	-	(500)

Net cash (used in) provided by financing activities	(3,129)	32,153

Net increase in cash and cash equivalents	5,382	16,101

Cash and cash equivalents at beginning of period	12,932	5,457

Cash and cash equivalents at end of period	$18,314	$21,558

Index

Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Nine months ended September 30
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,363	4,789

Non-cash transactions:
Accumulated other comprehensive income (loss), net change in unrealized (loss) gain on securities available for sale, net of tax benefit in 2009	$531	(184)

Transfer of loans to foreclosed assets	$3,030	8,111

Preferred dividends payable at beginning of period	$37	21

Preferred dividends payable at end of period	$-	37

Amortization of preferred stock discount	$69	69

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
General. FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") and the Bank owns 100% of the outstanding common stock of Treasure Coast Holdings, Inc., (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank.  The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation, which are $250,000 for all qualified accounts, and unlimited for non-interest bearing transaction accounts through December 31, 2012, unless extended. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida.  Treasure Coast Holdings, Inc. was incorporated in September 2008 for the sole purpose of managing foreclosed assets.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position at September 30, 2010, and the results of operations for the three and nine-month periods ended September 30, 2010 and 2009 and cash flows for the nine-month periods ended September 30, 2010 and 2009. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The Company’s operating and capital requirements and the losses due to recent increases in nonperforming loans and provisions for loan losses are factors management considered when evaluating the Company’s ability to continue as a going concern.

Management is evaluating all potential sources of capital to meet the Company’s capital requirements, to include resuming our public offering and entering into other financing arrangements. There can be no assurance, however, that additional financing or recapitalization plans will be available or forthcoming and, if available, can be obtained or undertaken on terms favorable to the Company or its existing shareholders. Further, there is no assurance that our offering or acceptable financing alternatives would be successfully implemented, or would receive regulatory approval.

During the nine months ended September 30, 2010, the Company’s level of nonperforming assets and ratio of past-due loans to total loans has decreased, while its net interest margin and interest rate spread have increased.  Based on these trends and on detailed financial projections, assuming no unexpected losses are incurred, management does not expect the Company to be critically undercapitalized at September 30, 2011, even if no additional capital is obtained.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

Securities. Securities have been classified according to management's intention. The carrying amount of securities and their fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2010: Securities available for sale:
Mortgage-backed securities	$11,164	4	(91)	$11,077
SBA loan pool securities	2,101	-	(3)	2,098
CMO securities	20,339	53	(56)	20,336
Total securities available for sale	$33,604	57	(150)	$33,511

Securities held to maturity -
Mortgage-backed securities	$1,488	28	-	$1,516

At December 31, 2009 - Securities available for sale:
U.S. Government agency securities	$14,620	2	(290)	$14,332
Mortgage-backed securities	5,182	4	(99)	5,087
SBA pool securities	6,282	-	(185)	6,097
CMO securities	6,292	-	(56)	6,236
Total securities available for sale	$32,376	6	(630)	$31,752

Sales of securities available for sale in 2010 and 2009 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Principal received from sales	$40,668	-	$40,668	21,153

Gross gains	$809	-	$809	493

Information pertaining to securities with gross unrealized losses at September 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	As of September 30, 2010 Less Than Twelve Months

Securities Available for Sale:	Gross Unrealized Losses	Fair Value

SBA loan pool securities	$(3)	$2,098
CMO Securities	(56)	7,914
Mortgage-backed securities	(91)	10,957
	$(150)	$20,969

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

Securities, continued .  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses on twelve investment securities available for sale were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

We offer Small Business Administration, or SBA, 7(a) and 504 loans to small businesses throughout our market area. SBA loans are a complement to our focus on strengthening and supporting local communities. SBA loans are generally made pursuant to a federal government program designed to assist small businesses in obtaining financing. The federal government guarantees 75% to 90% of the SBA loan balances as an incentive for financial institutions to make loans to small businesses.  We generally sell the guaranteed portion of the SBA loan at a premium sale price between approximately 5% and 9%.  We had $14.7 million of outstanding SBA loans at September 30, 2010.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued.

Loan Portfolio. The following tables summarize our loan portfolio by type of loan as of the dates indicated (dollars in thousands):

	As of September 30,		As of December 31,
	2010		2009
	Amount	% of Total	Amount	% of Total

Commercial real estate	$97,935	56.42%	$106,803	56.30%
Commercial & Industrial	60,576	34.90%	63,815	33.64%
Residential real estate	775.45%		790	0.42%
HELOC	3,717	2.14%	3,925	2.07%
Construction & Development	-	-	1,081	0.57%
Closed end 1st lien 1-4 family	4,310	2.48%	4,953	2.61%
Other	6,269	3.61%	8,329	4.39%

Total loans	173,582	100.00%	189,696	100.00%

Allowance for loan losses	(5,261)		(4,730)
Deferred loan costs, net	(472)		(654)

Loans, net	$167,849		$184,312

The contractual maturity ranges of our loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range classified by borrower type as of September 30, 2010 are as follows (dollars in thousands):

	One Year or Less	After One Through Five Years	After Five Years	Total

Commercial real estate	$7,463	10,503	79,969	$97,935
Commercial & Industrial	9,740	21,870	28,966	60,576
Residential real estate	184	424	167	775
HELOC	228	1,371	2,118	3,717
Closed-end 1st Lien 1-4 family	871	3,176	263	4,310
Other	1,285	4,720	264	6,269
Total loans	$19,771	42,064	111,747	$173,582

Loans with a fixed interest rate	$16,378	29,049	10,324	$55,751
Loans with a variable interest rate	3,393	13,015	101,423	117,831
Total loans	$19,771	42,064	111,747	$173,582

As of September 30, 2010, our loan portfolio was composed of approximately 32% fixed interest rate loans and 68% variable interest rate loans.  Scheduled contractual principal repayments do not reflect the actual maturities of loans.  The average actual maturity of our loans is substantially less than their average contractual term because of prepayments.  The average life of a mortgage loan tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgages, due primarily to refinancing of adjustable rate and fixed rate loans at lower rates.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued.

Asset Quality, Loan Impairment and Credit Losses.  Although we continue to experience effects in our loan portfolio due to the economic decline and decreased real estate values, our non-performing asset to total assets ratio of 8.26% at September 30, 2010 is less than the 9.15% non-performing asset to total assets ratio at December 31, 2009.

We have endeavored to deal aggressively with problem assets in our loan portfolio.  Since the Bank’s inception in 1999, we have engaged a third-party firm to conduct independent asset quality reviews that are specialized and targeted loan reviews by type.  We believe our enhanced credit risk management process positions us to deal effectively with reducing our credit risk profile and maintaining a high quality loan portfolio on an ongoing basis.  Additionally, in the future we intend to develop a more balanced real estate portfolio by reducing our concentration of higher risk non-owner occupied commercial real estate and construction and development loans.

Furthermore, during 2009 and 2010, we enhanced our credit risk management processes by:

•	Developing processes for supervising criticized and classified loans;
•	Adopting a specific action plan for managing and disposing of foreclosed assets;
•	Performing a quarterly assessment of the Bank’s monitoring systems for timely identification of problem loans;
•	Forming a Special Assets Committee of the Board that meets monthly to review management’s progress on all classified assets; and
•	Creating a Special Assets Department to reduce the Bank’s underperforming credits.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued. We believe our enhanced credit risk management process positions us to deal effectively with reducing our credit risk profile.

The following table reflects the levels of non-accrual and past-due loans in our loan portfolio as of the dates indicated (dollars in thousands):

	At September 30, 2010	At December 31, 2009

Non-Accrual Loans

Commercial Real Estate	$6,740	$11,438
Commercial & Industrial	4,936	2,990
Construction and Land development	-	169
Residential	-	173
Home Equity Lines	243	275
Other	83	38
Total	12,002	15,083

Accruing 90 or more days past due

Commercial Real Estate	217	888
Other	-	19
Total	217	907

Total non-performing loans	12,219	15,990

Foreclosed assets	7,657	6,719

Total non-performing assets	19,876	22,709

Troubled debt restructured loans	7,541	5,590

Total non-performing assets & restructured loans	$27,417	$28,299

Ratios
Total non-performing loans to total loans	7.04%	8.43%
Total non-performing assets to total assets	8.26%	9.15%
Total non-performing assets & restructured loans to total assets	11.39%	11.40%

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued. The following table illustrates the payment status of certain classes of loans in our portfolio (dollars in thousands):

	Accruing and Past Due 30-89 Days Amount	Non-Accrual and Past Due 90 days and Over Amount	Total Amount
As of September 30, 2010
Commercial Real Estate	$197	$6,957	$7,154
Commercial & Industrial	1,396	4,936	6,332
Home Equity Lines	-	243	243
Other	365	83	448
Total	$1,958	$12,219	$14,177

As of December 31, 2009
Commercial Real Estate	$548	$12,326	$12,874
Commercial & Industrial	560	2,990	3,550
Construction and Land development	-	169	169
Residential	10	173	183
Home Equity Lines	-	275	275
Other	162	57	219
Total	$1,280	$15,990	$17,270

Information about impaired loans is as follows (in thousands):

	As of
	September 30, 2010	December 31, 2009
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (1)	$5,975	7,197

Gross loans with related allowance for losses recorded	5,996	8,443
Less allowances on these loans	(1,057)	(2,007)

Net loans with related allowance	4,939	6,436

Net investment in collateral dependent impaired loans	10,914	13,633

Non-collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	2,373	1,945

Gross loans with related allowance for losses recorded	5,168	3,645
Less allowance on these loans	(135)	(79)

Net loans with related allowance	5,033	3,566

Net investment in non-collateral dependent impaired loans	7,406	5,511

Net investment in impaired loans	$18,320	19,144

(1)
At September 30, 2010 and December 31, 2009, includes loans with partial charge-offs of $1.4 million and $734,000, respectively, relating to loans with a net carrying value of $3.4 million and $915,000.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average investment in impaired loans	$18,209	$19,881	$19,184	21,455

Interest income recognized on impaired loans	$91	$(26)	$272	$400
Interest income received on impaired loans	$87	$104	$270	$444

During the quarter ending September 30, 2010, there was a net decrease in impaired loans of $2.2 million, primarily due to a decrease in specific reserves taken during the quarter, partially offset by  the addition of three loans to impaired status, totaling $1.7 million. Appraisals are obtained on collateral dependent (impaired) loans at least annually. We do not make non-recourse commercial real estate loans and do not adjust appraised values. Instead, we would discuss any perceived discrepancy with the appraiser and allow the appraiser to adjust the value if he or she agreed with our comments. Our allowance for loan loss calculations are always based on current appraisals. At this time, due to the collateral value associated with these impaired loans, no material losses are expected to be incurred above those already reserved or charged-off. However, if the economy continues to deteriorate, or property values decline further, additional adjustments may be necessary in the future.

(continued)

Index
FPB BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Loans outstanding at end of period	$173,582	$192,955	$173,582	$192,955

Balance at beginning of period	$4,807	$3,227	$4,730	$2,552

Charge-offs:
Commercial real estate	(459)	(40)	(1,761)	(45)
Commercial and industrial	(261)	(467)	(1,978)	(528)
Construction and land development	-	(81)	-	(596)
Residential	-	(87)	-	(736)
Home Equity	(96)	-	(96)	-
Other	(223)	(41)	(351)	(125)
Total charge-offs	(1,039)	(716)	(4,186)	(2,030)

Recoveries:
Commercial real estate	4	-	11	-
Commercial	6	5	53	27
Residential	-	1	-	13
Home equity	2	-	2	-
Other	4	6	21	29
Total recoveries	16	12	87	69

Net charge-offs	(1,023)	(704)	(4,099)	(1,961)

Provision for loan losses	1,477	1,981	4,630	3,913

Allowance for loan losses at end of period	$5,261	$4,504	$5,261	$4,504

Ratio of net charge-offs to average loans (annualized)	2.36%	1.47%	3.04%	1.39%
Ratio of allowance for loan losses to period end loans	3.03%	2.33%	3.03%	2.33%
Ratio of allowance for loan losses to non-performing assets	26.47%	18.43%	26.47%	18.43%
Ratio of allowance for loan losses to total assets	2.19%	1.68%	2.19%	1.68%

The following table illustrates the loan classifications for all troubled debt restructured. None of these loans are currently on non-accrual status (in thousands):

As of September 30,
2010
Consumer loans	$10
Commercial loans	3,006
Commercial real estate	4,525
Total	$7,541

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(4)	Foreclosed Assets. The following table illustrates the activity in foreclosed assets as of the dates indicated (dollars in thousands)

	Nine Months Ended September 30,	Year Ended December 31,
	2010	2009

Total foreclosed assets at beginning of period	$6,719	$1,714

Additions to foreclosed assets:
Commercial real estate	2,713	4,256
Residential real estate	-	2,346
Vacant land	317	1,083
Other	-	1,555
Total	3,030	9,240

Sales of foreclosed assets:
Commercial real estate	-	(2,386)
Residential real estate	(599)	(796)
Vacant land	(455)	(173)
Other	-	-
Total	(1,054)	(3,355)

Write-down of foreclosed assets	(474)	(880)

Pay-down on foreclosed assets	(300)	-

Provision for losses on foreclosed assets	(264)	-

Foreclosed assets at end of period	$7,657	$6,719

(5)
Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements, pursuant to a Consent Order (see page 25). The following is a summary at September 30, 2010 of the regulatory capital requirements and the Bank's capital on a percentage basis:

	Percentage of	Minimum for Capital Adequacy	Requirements of
	the Bank	Purposes	Consent Order
Tier I capital to total average assets	3.93%	4.00%	8.00%

Tier I capital to risk-weighted assets	5.77%	4.00%	N/A

Total capital to risk-weighted assets	7.05%	8.00%	11.00%

(6)
Loss Per Common Share. Basic loss per common share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2010 and 2009, outstanding stock options and warrants are not considered dilutive due to the losses incurred by the Company.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(7)
Share-Based Compensation.  The Company established a Stock Option Plan in 1998 (“1998 Plan”) for directors, officers and employees of the Company. The 1998 Plan as amended provides for 131,553 shares of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The options expire ten years from the date of grant. At September 30, 2010, no shares remain available for grant, as the Plan Agreement terminated on December 8, 2008. A summary of stock option information follows ($ in thousands, except per share amounts):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	36,761	$11.68
Options forfeited	(2,755)	11.88
Options expired	(3,306)	9.07

Outstanding at December 31, 2009	30,700	$11.94
Options forfeited	(2,791)	9.52

Options outstanding at September 30, 2010	27,909	$12.18	3.68 years	$-

Options exercisable at September 30, 2010	27,562	$12.23	3.63 years	$-

In 2005, the Company established a new option plan (“2005 Plan”) for directors, officers and employees of the Company.  The 2005 Plan provides for 158,743 shares of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The 2005 Plan allows for various vesting periods. All options expire ten years from the date of grant. At September 30, 2010, 50,507 shares remain available for grant.

A summary of stock option information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	123,049	$14.27
Options forfeited	(6,433)	(15.91)
Options granted	500	8.85

Options outstanding at December 31, 2009	117,116	$14.16
Options forfeited	(8,880)	$13.13

Options outstanding at September 30, 2010	108,236	$14.24	5.98 years	$-

Options exercisable at September 30, 2010	97,611	$14.88	5.81 years	$-

There were no options granted during the nine months ended September 30, 2010.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(7)	Share-Based Compensation, continued.

The fair value of each option granted during the nine months ended September 30, 2009, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Dividend yield	-%
Expected life in years	6	years
Expected stock volatility	86.14%
Risk-free interest rate	3.76%
Per share grant-date fair value of options issued during the period	$1.18

The total fair value of shares vested and recognized as compensation expense was $19,000 and $39,000 for the nine-month periods ended September 30, 2010 and 2009, respectively, and there was $2,000 in related tax benefit in 2009. As of September 30, 2010, the Company had 10,972 stock options not fully vested and there was $19,000 of total unrecognized compensation cost related to these non-vested options. This cost is expected to be recognized monthly over a weighted-average period of .74 years on a straight-line basis.

In addition, as discussed in more detail in Note 8, the Company sold on December 5, 2008 to the U.S. Treasury a ten year warrant to purchase at any time up to 183,158 shares of the Company’s common stock  for $4.75 per share.

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

Beginning with the dividend payment due on February 15, 2010, we have suspended paying dividends on our Series A Preferred stock. The total arrearage as of September 30, 2010 was $257,000.

 At a Special Meeting of the Shareholders, held on October 6, 2009, the number of authorized shares of common and preferred stock of the Company was increased from 5,000,000 to 25,000,000 and from 1,000,000 to 2,000,000 respectively.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(9)	Fair Value Measurements. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices In Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2010 -
Mortgage-backed securities	$11,077	$-	$11,077	-
SBA loan pool securities	2,098	2,098	-	-
CMO securities	20,336	8,712	11,624	-
Available-for-sale securities	$33,511	$10,810	$22,701	-

As of December 31, 2009 -
U.S. Government agency securities	$14,332	-	$14,332	-
Mortgage-backed securities	5,087	-	5,087	-
SBA loan pool securities	6,097	-	6,097	-
CMO securities	6,236	-	6,236	-
Available-for-sale securities	$31,752	$-	$31,752	-

Impaired collateral-dependent loans and foreclosed assets are carried at fair value when the current collateral value is lower than the carrying value of the loan or foreclosed asset.  Those impaired collateral-dependent loans and foreclosed assets which are measured at fair value on a non-recurring basis are as follows (in thousands):

						Losses Recorded in Operations
						For the Nine
	Fair				Total	Months Ended
	Value(1)	Level 1	Level 2	Level 3	Losses	September 30, 2010
As of September 30, 2010:
Impaired loans	$8,363	-	-	$8,363	$(2,655)	$(1,257)
Foreclosed assets	5,277	-	-	5,277	(903)	(664)

Total	$13,640	-	-	$13,640	$(3,558)	$(1,921)

						Losses Recorded in
	Fair Value(1)	Level 1	Level 2	Level 3	Total Losses	Operations During 2009
As of December 31, 2009:
Impaired loans	$7,351	-	-	$7,351	$(3,173)	$(2,425)
Foreclosed assets	5,358	-	-	5,358	(336)	(336)

Total	$12,709	-	-	$12,709	$(3,509)	$(2,761)

(1)
In addition, impaired loans and foreclosed assets with a carrying value of $2.6 million and $2.4 million at September 30, 2010, and $6.3 million and $1.4 million at December 31, 2009, respectively, were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(9)	Fair Value Measurements, continued. The estimated fair values of the Company's financial instruments were as follows (in thousands):

	At September 30, 2010		At December 31, 2009

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	18,314	18,314	12,932	12,932
Securities available for sale	33,511	33,511	31,752	31,752
Securities held to maturity	1,488	1,516	-	-
Loans, net	167,849	167,367	184,312	184,701
Federal Home Loan Bank stock	1,087	1,087	1,087	1,087
Accrued interest receivable	866	866	1,201	1,201

Financial liabilities:
Deposit liabilities	213,245	206,843	216,374	218,124
Federal Home Loan Bank advances	14,600	14,841	14,600	14,618
Off-balance-sheet financial instruments	-	-	-	-

(10)
Stock Offering. On July 21, 2010, the Company commenced an offering of up to 3,250,000 units. Each unit consists of four shares of its common stock and one warrant to purchase one share of common stock. In that offering, the Company is seeking to raise up to $13 million in gross proceeds. The offering ends on November 19, 2010, with no shares expected to be issued.  The company expects to resume this offering in the near future.

Recent Accounting Standards Update. On July 21, 2010, The FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosures will require significantly more information about credit quality in a financial institution’s loan portfolio. This statement addresses only disclosures and does change recognition or measurement of the allowance. This statement will be effective for us on December 15, 2010 for disclosures as of the end of the reporting period and on January 1, 2011 for disclosures regarding activity that occurs during the reporting period.

Index

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") and the Bank owns 100% of the outstanding common stock of Treasure Coast Holdings, Inc., (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation, which are $250,000 for all qualified accounts, and unlimited for non-interest bearing transaction accounts through December 31, 2012, unless extended. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida. Treasure Coast Holdings, Inc. was incorporated in September 2008 for the sole purpose of managing foreclosed assets.

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

➢
By June 16, 2010, and during the life of the Consent Order, the Bank shall achieve and maintain a Tier 1 leverage capital ratio of not less than 8% and a total risk-based capital ratio of not less than 11%. At September 30, 2010, the Bank’s Tier 1 leverage capital ratio was 3.93% and its total risk-based capital ratio was 7.05%. As of September 30, 2010, an additional $12.2 million in capital would be required by the Bank to attain the required capital levels.

➢
The Bank must maintain a fully funded Allowance for Loan and Lease Losses (“ALLL”), which must be satisfactory to the FDIC and the OFR. The Board of Directors shall quarterly review the adequacy of the ALLL. The Bank has always endeavored to maintain a fully funded, adequate ALLL and believes its ALLL is adequate.

➢
The Bank shall also reduce the aggregate balance of assets classified “Substandard” by the FDIC in October 2009: (i) by June 16, 2010, to not more than 140% of Tier 1 capital plus the ALLL; (ii) by September 14, 2010, to not more than 120% of Tier 1 capital plus the ALLL; (iii) by December 13, 2010, to not more than 100% of Tier 1 capital plus the ALLL; (iv) by March 23, 2011, to not more than 80% of Tier 1 capital plus the ALLL; and (v) by September 19, 2011, to not more than 60% of Tier 1 capital plus the ALL. As of September 30, 2010, the Bank’s ratio was 173%.

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

➢
By June 16, 2010, the Bank shall formulate and implement a strategic plan and a plan to improve and sustain Bank earnings. Additionally, the Bank must prepare a budget and update the profit plan by November 30th of each year. All such items must be submitted to the FDIC and the OFR. The Bank was granted an extension to September 28, 2010 to submit its strategic plan and submitted it prior to that date.

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

➢
Within 30 days of the end of each calendar quarter, the Bank shall furnish written progress reports to the FDIC and the OFR detailing the form, manner, and results of any actions taken to secure compliance. The Bank has, and will continue to prepare and submit such reports.

Restrictive Board Resolutions. At the request of the Federal Reserve Bank of Atlanta (“Federal Reserve”) our board of directors, on October 21, 2009 adopted resolutions limiting us from reducing our capital position. Pursuant to these resolutions, we have committed to: (i) not incurring debt at the holding company level without prior Federal Reserve approval; (ii) not paying dividends on our securities (including our Series A Preferred Stock) without prior Federal Reserve approval; (iii) not purchasing or redeeming stock without Federal Reserve approval; (iv) not making any other payment which would represent a reduction in capital, other than normal and routine operating expenses; and (v) providing to the Federal Reserve on a quarterly basis, a parent-only balance sheet and confirmation of compliance with the resolutions. These resolutions prohibit us from paying dividends on, or redeeming, the Series A Preferred Stock without Federal Reserve approval.

Index

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources

The Company's primary source of cash during the nine months ended September 30, 2010 was from the call, maturity and sale of securities available for sale of approximately $52.8 million and a net decrease in loans of $9.0 million. Cash was used primarily for the purchase of securities available for sale of approximately $54.7 million and securities held to maturity of $2.6 million.  At September 30, 2010, the Company had time deposits of $87.3 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Nine months Ended	Year Ended	Nine months Ended
	September 30,	December 31,	September 30,
	2010	2009	2009
Average equity as a percentage of average assets	4.90%	8.50%	9.02%

Equity to total assets at end of period	4.10%	5.90%	7.89%

Return on average assets (1)	(2.79%)	(3.55%)	(1.78%)

Return on average equity (1)	(57.02%)	(41.74%)	(19.72%)

Non-interest expenses to average assets (1)	4.32%	4.04%	3.94%

Non-performing loans and foreclosed assets to total assets at end of period	8.26%	9.15%	9.14%

(1)	Annualized for the nine months ended September 30, 2010 and 2009.

The following table indicates selected trends over the periods shown (dollars in thousands):

	For the Year Ended	For the Period Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Ratio of past-due loans to total loans	6.53%	7.78%	7.73%	5.80%
Non-performing loans	15,990	16,632	16,284	12,219
Foreclosed assets	6,719	6,031	6,165	7,657
Troubled debt restructured	5,590	6,046	5,964	7,541
Non-performing loans to total loans	8.43%	8.78%	8.95%	7.04%
Non-performing assets to total assets	9.15%	8.82%	8.62%	8.26%
Allowance for loan losses to total loans	2.49%	2.95%	2.64%	3.03%

	For the Year Ended	For the Three Months Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Operating (loss) income before the provision
for loan loss and taxes	(2,730)	(527)	(166)	13
Net interest margin	2.81%	3.25%	3.26%	3.42%

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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at September 30, 2010, follows (in thousands):

Contract Amount

Available lines of credit	$10,650

Standby letters of credit	$86

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

	Three Months Ended September 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$173,041	2,670	6.17%	$191,079	2,831	5.93%
Securities	33,594	307	3.66	33,510	365	4.36
Other (2)	23,824	18	.30	17,948	11	.25

Total interest-earning assets	230,459	2,995	5.20	242,537	3,207	5.29

Noninterest-earning assets	19,694			26,313

Total assets	$250,153			$268,850

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	52,940	127	.96	65,404	292	1.79
Time deposits	147,517	839	2.27	147,020	1,229	3.34
Borrowings	14,759	58	1.57	10,600	59	2.23

Total interest-bearing liabilities	215,216	1,024	1.90	223,024	1,580	2.83

Demand deposits	17,238			21,775
Noninterest-bearing liabilities	6,859			2,294
Stockholders' equity	10,840			21,757

Total liabilities and stockholders' equity	$250,153			$268,850

Net interest income		$1,971			$1,627

Interest-rate spread (3)			3.30%			2.46%

Net interest margin (4)			3.42%			2.68%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.07			1.09

(1)	Includes non-performing loans.
(2)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$179,528	8,038	5.97%	$188,316	8,444	5.98%
Securities	34,427	1,002	3.88	35,445	1,141	4.29
Other (2)	19,720	36	.24	9,598	15	.21

Total interest-earning assets	233,675	9,076	5.18	233,359	9,600	5.49

Noninterest-earning assets	19,701			24,093

Total assets	$253,376			$257,452

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	56,194	413	.98	54,920	769	1.87
Time deposits	145,888	2,673	2.44	145,547	3,959	3.63
Borrowings	15,408	191	1.65	10,674	176	2.20

Total interest-bearing liabilities	217,490	3,277	2.01	211,141	4,904	3.10

Demand deposits	18,146			21,027
Noninterest-bearing liabilities	5,323			2,055
Stockholders' equity	12,417			23,229

Total liabilities and stockholders' equity	$253,376			$257,452

Net interest income		$5,799			$4,696

Interest-rate spread (3)			3.17%			2.39%

Net interest margin (4)			3.31%			2.68%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.07			1.11

(1)	Includes non-performing loans.
(2)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

Index

Comparison of the Three-Month Periods Ended September 30, 2010 and 2009

General.  Net loss available to common shareholders for the three months ended September 30, 2010, was $1.6   million or $(.76) per basic and diluted common share compared to a net loss available to common shareholders of  $1.7 million or $(.81) per basic and diluted common share for the three-month period ended September 30, 2009. This decrease in the Company's net losses was primarily due to decreases in interest expense and the provision for loan losses, partially offset by a decrease in interest income and an increase in non-interest income and an increase in non-interest expenses.

Interest Income.  Interest income decreased to $3.0 million for the three months ended September 30, 2010 from $3.2 million for the three months ended September 30, 2009. Interest income on loans decreased to $2.7 million due to a decrease in the average loan portfolio balance for the three months ended September 30, 2010, partially offset by an increase in the average yield earned.

Interest Expense.  Interest expense decreased by $556,000 for the three months ended September 30, 2010, from the three months ended September 30, 2009. Interest expense decreased due to a decrease in the average yield paid on deposits, and a decrease in the average balance of deposit accounts for the three months ended September 30, 2010. In addition, the cost of average borrowings from the Federal Home Loan Bank decreased for the three months ended September 30, 2010 as compared to the same period in 2009, partially offset by an increase in the average balance of total borrowings.

Provision for Loan Losses.  The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of impaired loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended September 30, 2010, was $1.5 million compared to $2.0 million for the same period in 2009.  Management believes the balance in the allowance for loan losses of $5.3 million at September 30, 2010 is adequate.

Allowance for Loan Losses to Nonperforming Loans. At September 30, 2010, the ratio of the allowance for loan losses to nonperforming loans was 43.06%. At September 30, 2009, this ratio was 25.88%.

Non-interest Income.  Total non-interest income increased to $1.1 million for the three months ended September 30, 2010, from $355,000 for the three months ended September 30, 2009. The increase in 2010 was primarily due to an increase in gain on sale of securities, offset by decreases in loan brokerage fees, service charges and fees, and gain on sale of SBA loans.

Non-interest Expenses.  Total non-interest expenses increased to $3.0 million for the three months ended September 30, 2010 from $2.7 million for the three months ended September 30, 2009, primarily due to an increases in FDIC insurance of $37,000, as well as an increases in supplies, professional fees and other expenses totaling $271,000 and a provision for losses on foreclosed assets of $264,000, partially offset by decreases in employee compensation, and losses, write-downs and expenses on foreclosed assets, totaling $256,000 .

Income Taxes. The income tax benefit was $1.1 million for the three months ended September 30, 2009. There was no tax benefit recognized for the three months ended September 30, 2010.

(continued)

Index

Comparison of the Nine-Month Periods Ended September 30, 2010 and 2009

General.  Net loss available to common shareholders for the nine months ended September 30, 2010 was  $5.6 million or $(2.72) per basic and diluted common share compared to a net loss available to common shareholders of $3.7 million or $(1.81) per basic and diluted common share for the nine months ended September 30, 2009. This increase in the Company's net losses was primarily due to a decrease in interest income, an increase in the provision for loan losses, an increase in non-interest expense and a tax benefit recognized in 2009, partially offset by a decrease in interest expense and an increase in non-interest income.

Interest Income.  Interest income decreased to $9.1 million for the nine months ended September 30, 2010 from $9.6 million for the nine months ended September 30, 2009. Interest income on loans decreased to $8.0 million due to a slight decrease in the average yield earned, as well as a decrease in the average loan portfolio balance for the nine months ended September 30, 2010.

Interest Expense.  Interest expense decreased to $3.3 million for the nine months ended September 30, 2010, from $4.9 million for the nine months ended September 30, 2009. Interest expense decreased due to a decrease in the average yield paid on deposits, partially offset by an increase in the average balance of deposit accounts for the nine months ended September 30, 2010. In addition, the cost of average borrowings from the Federal Home Loan Bank decreased for the nine months ended September 30, 2010 as compared to the same period in 2009, partially offset by an increase in the average balance of total borrowings.

Provision for Loan Losses.  The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of impaired loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the nine months ended September 30, 2010, was $4.6 million compared to $3.9 million for the same period in 2009.  Management believes the balance in the allowance for loan losses of $5.3 million at September 30, 2010 is adequate.

Non-interest Income.  Total non-interest income increased to $1.7 million for the nine months ended September 30, 2010, from $902,000 for the nine months ended September 30, 2009. The 2009 period included a $548,000 write-down of other assets which did not occur in 2010. The remaining $289,000 increase in 2010 was due to increases in service charges on deposit accounts, gain on the sale of SBA loans, gain on the sale of securities, income from BOLI and other service charges and fees, partially offset by a decrease in loan brokerage fees.

Non-interest Expenses.  Total non-interest expenses increased to $8.2 million for the nine months ended September 30, 2010 from $7.6 million for the nine months ended September 30, 2009.  This increase was primarily due to a $433,000 increase in FDIC insurance premiums, as well as an $800,000 increase in professional fees, data processing, supplies, provision for losses on foreclosed assets and other expense. These increases were partially offset by decreases of $618,000 in compensation, occupancy and equipment, advertising and write-down and expenses of foreclosed assets resulting from the Company’s efforts to reduce expenses.

.
Income Taxes. The income tax benefit for the nine months ended September 30, 2009, was $2.5 million. There was no tax benefit recognized for the nine months ended September 30, 2010.

Index

Commercial Real Estate Lending

We have significant exposure to commercial real estate loans.

Loan extensions. On occasion, we may extend such loans at or near original maturity and, due to the existence of guarantees, do not consider them to be impaired. As of September 30, 2010, we had fewer than ten loans that would be classified in this category. Terms vary by the individual circumstances, guarantor strength and collateral. We typically look for some improvement in our position in exchange for a renewal. This improvement may come in the form of a principal reduction, revised amortization and/or additional conditions agreed upon via a written forbearance agreement. We have offered some of these borrowers periods of interest-only payment (typically one year or less) or some other reduced amortization, but this is not always the case. None of these loans would be considered collateral dependent.

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

Collection from guarantors. We have often found that the threat or filing of a suit will bring a guarantor to commence settlement negotiations. In these cases we have occasionally considered and accepted the release of a guarantee in exchange for the payment of an expected deficiency. We have also released guarantees in exchange for deeds-in-lieu and voluntary foreclosures. In these instances we obtain a current certified financial disclosure from the guarantor. We consider the guarantor’s assets, cash flow, the size of any expected deficiency and the cost of litigation to determine whether it is appropriate to release a guarantee or whether to require an additional payment in exchange for a release.

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

Index

Commercial Real Estate Lending, continued

In the table below, the year correlates to the year the borrower first began having financial difficulty. Some negotiations have carried on through multiple years. The large jump in 2008 and then the subsequent decline are noteworthy. This is especially true in 2010 where new issues have been limited at $1.3MM. All of our current issues have been ongoing for a while (dollars in millions, totals may not reconcile due to rounding).

	Status as of September 30, 2010
	Resolved Satisfactorily		Resolved Unsatisfactorily		Pending		Totals
	#	Approximate Amount	#	Approximate Amount	#	Approximate Amount	#	Approximate Amount
2007	7	$5.8	0	$0	1	$0.4	8	$6.2
2008	19	20.3	4	3.8	5	6.6	28	30.7
2009	15	13.4	4	1.6	6	5.2	25	20.2
2010	5	1.3	0	0	0	0	5	1.3
Total	46	$40.8	8	$5.4	12		$66	$58.4

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

Interest reserves. We have made only one loan with an interest reserve within the last twenty-one months.  The original principal was less than $200,000 and the interest reserve was depleted prior to February 2010. The guarantors have the ability to make their payments without cash flow from the collateral property and have been doing so since February 2010. The interest reserve was made as an inducement to approve and was not needed to support our analysis of the borrower’s and guarantors’ cash flow. This loan is not on non-accrual status.

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

Restructured Loans

A borrower must make at least nine consecutive monthly payments on time to be considered eligible to be returned to accrual status once a loan is restructured. Additionally, a borrower would be required to demonstrate the ability to service the debt with financial statements and/or tax returns.

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

We typically require written forbearance agreements for any commercial real estate loan modifications in excess of nine months and frequently require them on shorter modifications. Our forbearance agreement form requires a borrower to admit a default and grants us numerous legal benefits in the event we are forced to foreclose.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2010, our Principal Executive Officer and Principal Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 3.     Defaults Upon Senior Securities.

Beginning with the dividend payment due on February 15, 2010, we have suspended paying dividends on our Series A Preferred Stock. The total arrearage as of September 30, 2010 was $257,000.

Index

Part II.  Other Information, continued

Item 6.	Exhibits

Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits marked with an (a) were previously filed as a part of the Company’s Registration Statement on Form SB-1, filed with the Federal Deposit Insurance Corporation on April 30, 2000; those marked with a (b) were filed with the Company’s 2003 Proxy Statement filed with the Security and Exchange Commission (“SEC”) on March 28, 2003; those marked with a (c) were filed with the Company’s Definitive Schedule 14A filed with the SEC on October 26, 2005; those marked with a (d) were filed with the Company’s Form 8-A with the SEC on November 16, 2001; those marked with an (e) were filed with the Company’s Form 10-QSB with the SEC on August 2, 2008; those marked with an (f) were filed with the Company’s Form 10-QSB with the SEC on November 6, 2008; those marked with an (h) were filed with the Company’s Form 8-K on December 5, 2008; and those marked with a (j) were filed with the Company’s Form 10-QSB with the SEC on November 16, 2009.

Exhibit No.	Description of Exhibit
(d)3.1	Articles of Incorporation
(d)3.2	Bylaws
(e)3.3	Amendment to the Bylaws, Adopted August 15, 2008
(h)3.4	Articles of Amendment to the Articles of Incorporation authorizing the Preferred Shares
(a)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
(h)4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A
(h)4.4	Warrant to Purchase Up to 183,158 Shares of Common Stock
(b)4.5	Amendment to First Peoples Bank Stock Option Plan
(c)4.6	2005 Stock Compensation Plan
(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
(f)10.2	Amended and Restated Employment Agreement for David W. Skiles
(e)10.3	Amended and Restated Change in Control Agreement for Nancy E. Aumack
(e)10.4	Amended and Restated Change in Control Agreement for Stephen J. Krumfolz
(e)10.5	Amended and Restated Change in Control Agreement for Marge Riley
(h)10.6	Letter Agreement, dated December 5, 2008 between the Company and the United States Department of the Treasury
(h)10.7	Form of Waiver, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.8	Form of Compliance Agreement, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.9	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury
(j) 3.5	Articles of Amendment to the Articles of Incorporation
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC.
(Registrant)

Date: November 9, 2010	By:	/s/David W. Skiles
David W. Skiles, Principal Executive Officer, President and Chief Executive Officer

Date: November 9, 2010	By:	/s/Nancy E. Aumack
Nancy E. Aumack, Principal Financial Officer, Senior Vice President and Chief Financial Officer