Form 10-K
period 2010-12-31
FPB BANCORP INC
filed 2011-04-14
CIK 1162245

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X ]            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the Fiscal Year Ended December 31, 2010

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
[] Yes [X]No

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The issuer's revenues for its most recent fiscal year: $13,924,000.                    .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,856,052.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of April 4, 2011, the Issuer had 2,058,047 shares of common stock outstanding.

2010 Form 10-K Annual Report

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

ITEM 1.                BUSINESS

Going Concern

There are substantial doubts as to our ability to continue as a going concern and it is possible that our subsidiary bank may fail and be placed into receivership with the FDIC.

The Company’s recent and continuing increases in non-performing assets, continuing high levels of operating expenses related to the credit problems and eroding regulatory capital raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has not complied with its regulatory capital requirements set forth in the Consent Order and Prompt Corrective Action discussed in Footnote 19, Regulatory Matters.  At December 31, 2010, the Company was considered “significantly undercapitalized”. The Company needs to raise substantial additional capital.  Management is evaluating all potential sources of capital to meet the Company’s capital requirements, to include offering stock to outside parties and seeking a strategic merger partner.  There is no guarantee that sufficient capital would be available at acceptable terms, if at all, or that the Company would be able to sell assets at terms favorable enough to accomplish its regulatory capital needs.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our board of directors is actively considering strategic alternatives.  We can give no assurance that we will identify an alternative that allows our stockholders to realize any value in the Company’s common stock.  We also can give no assurance that a transaction or other strategic alternative, once identified, evaluated and consummated, will provide any value to our stockholders.  In addition, a transaction would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock.  If we are unable to return to profitability and if we are unable to identify and execute a viable strategic alternative, we may be unable to continue as a going concern.

Subsequent Event

With the concurrence of the FDIC and OFR, the Bank will record an additional provision for loan losses during the quarter ended March 31, 2011.  The range of additional losses to be recorded is $2.0 million to $2.7 million.  These losses will further degrade our capital and increase the likelihood of the failure of the Bank.

Regulatory Matters

Board Resolutions. The Federal Reserve Bank of Atlanta (“Federal Reserve”) has requested our Board of Directors to adopt resolutions limiting us from reducing our capital position, and we have adopted them. Pursuant to these resolutions, we  have committed to: (i) not incurring debt at the holding company level without prior Federal Reserve approval; (ii) not paying dividends on our securities (including our Series A Preferred Stock) without prior Federal Reserve approval; (iii) not purchasing or redeeming stock without Federal Reserve approval; (iv) not making any other payment which would represent a reduction in capital, other than normal and routine operating expenses; and (v) providing to the Federal Reserve on a quarterly basis, a parent-only balance sheet and confirmation of compliance with the resolutions.  Our Board of Directors adopted these resolutions at its October 21, 2009 meeting. These resolutions also prohibit us from paying dividends on, or redeeming, the Series A Preferred Stock without Federal Reserve approval.

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

Pursuant to the Consent Order:

➢ The Bank’s Board of Directors is required to increase its participation in the affairs of the Bank. This participation shall include comprehensive, documented meetings to be held no less frequently than monthly. Prior to the entry of the Consent Order, the Board conducted such meetings, but it now requires more detailed management reports. The Board has also established a committee to oversee the Bank’s compliance with the Consent Order.

➢ By June 16, 2010, and during the life of the Consent Order, the Bank shall achieve and maintain a Tier 1 leverage capital ratio of not less than 8% and a total risk-based capital ratio of not less than 11%. At December 31, 2010, the Bank’s Tier 1 leverage capital ratio was 3.02% and its total risk-based capital ratio was 5.57%. As of December 31, 2010, an additional $14.3 million in capital would be required by the Bank to attain the required capital levels.

➢ The Bank must maintain a fully funded Allowance for Loan and Lease Losses (“ALLL”), which must be satisfactory to the FDIC and the OFR. The Board of Directors shall quarterly review the adequacy of the ALLL. The Bank has always endeavored to maintain a fully funded, adequate ALLL and believes its ALLL is adequate.

➢ The Bank shall also reduce the aggregate balance of assets classified “Substandard” by the FDIC in October 2009: (i) by June 16, 2010, to not more than 140% of Tier 1 capital plus the ALLL; (ii) by September 14, 2010, to not more than 120% of Tier 1 capital plus the ALLL; (iii) by December 13, 2010, to not more than 100% of Tier 1 capital plus the ALLL; (iv) by March 23, 2011, to not more than 80% of Tier 1 capital plus the ALLL; and (v) by September 19, 2011, to not more than 60% of Tier 1 capital plus the ALLL. As of December 31, 2010, the Bank’s ratio was 187%.

➢ The Bank shall not extend any credit to, or for the benefit of, any borrower who has a loan that has been charged off or classified “Substandard” and is uncollected, unless the Bank documents that such extension of credit is in the Bank’s best interest. The Bank had, and has, no intention of extending credit to such borrowers in violation of these requirements.

(continued)

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

➢ While the Consent Order is in effect, the Bank shall not declare or pay dividends, or any other form of payment representing a reduction in capital without the prior written approval of the FDIC and the OFR. The Bank has never paid a dividend to the holding company.

➢ Within 30 days of the end of each calendar quarter, the Bank shall furnish written progress reports to the FDIC and the OFR detailing the form, manner, and results of any actions taken to secure compliance. The Bank has, and will continue to prepare and submit such reports.

Prompt Corrective Action Directive.  On February 2, 2011, the Bank received a Supervisory Prompt Corrective Action Directive (the “Directive”), effective as of January 28, 2011 (the “Effective Date”) from the Federal Deposit Insurance Corporation (“FDIC”).  The FDIC issued the Directive due to the Bank’s failure to submit an acceptable capital restoration plan to the FDIC, the deteriorating condition of the Bank and management’s failure to improve the condition of the Bank.  The Directive requires that: (1) within 30 days of the Effective Date (by February 27, 2011), the Bank must comply with the requirements of its Consent Order by attaining a Tier 1 Leverage Capital Ratio of 8% and a Total Risk Based Capital Ratio of 11% and (2) within 10 days of the Effective Date (extended to February 11, 2011) submit an acceptable capital restoration plan to the FDIC, which expressly provides that the Bank will attain such capital levels.  The Directive further requires that if the Bank does not increase its capital to such levels by February 27, 2011, the Bank must take any necessary action for the Bank to be acquired by, or merged into, another financial institution.  An updated capital restoration plan was submitted on February 11, 2011; however, the Bank has not been able to comply with the required capital ratios.

(continued)

If the Bank continues to fail to satisfy the requirements of the Directive, it is likely that the FDIC or the Florida Office of Financial Regulation will take further regulatory enforcement action against the Bank, including the closure of the Bank and the placement of it into receivership with the FDIC.

The Directive also prohibits the Bank from: (1) making any payments on its subordinated debt or paying any capital distributions or dividends; (2) providing certain compensation to senior executive officers or excessive compensation or bonuses generally; (3) accepting, renewing or rolling over any brokered deposits; (4) paying interest on deposits in excess of FDIC-established market rates; and (5) acquiring any interest in any company, establishing any branches, engaging in any new line of business, entering into any material transaction outside the ordinary course of business, extending credit for any highly leveraged transaction, amending its Articles of Incorporation or Bylaws, materially changing its accounting methods, or engaging in certain transactions with affiliates (including the holding company), without the FDIC’s prior approval.  Furthermore, the Directive requires the Bank to alter, reduce or terminate any activity the FDIC determines poses excessive risk to the Bank.

FPB Bancorp, Inc.

FPB was incorporated on September 5, 2001. On December 3, 2001, we acquired all of the issued and outstanding stock of First Peoples Bank in a one-for-one share exchange. As of December 31, 2010, we had total consolidated assets of $232.4 million, and total consolidated stockholders’ equity of $6.7 million.

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

(continued)

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

Maintain Strong Credit Quality.  We place a great deal of emphasis on maintaining strong asset quality. The asset quality we are experiencing to date is principally due to our strict underwriting criteria, the relationship of our senior officers and directors to our customers and their knowledge of the demographics and needs of our local community. Nonetheless, due to the economic downturn, particularly in Florida, we have experienced a decrease in our overall asset quality in 2010 and 2009.

Primary Market Areas. We are the only financial institution headquartered in Port St. Lucie, Florida. Our geographic market area encompasses Martin County, St. Lucie County, and Indian River County, Florida. St. Lucie, Martin and Indian River Counties have a total combined year-round adult population of approximately 547,930. From 2000 to 2009, the population of St. Lucie County grew at a rate of 38.3%, while Martin County grew by 10.3% and Indian River County by 2.54%. In 2007, the U.S. Department of Commerce recognized St. Lucie County as having one of the fastest growing populations of all U.S. Counties.

St. Lucie West is home to the spring training facility for the New York Mets, the St. Lucie Mets and the PGA training center, one of the better golf training centers in the U.S.

Port St. Lucie is home to one of two family-oriented Club Med’s in the U.S. Major employers include St. Lucie County School District, St. Lucie County, Liberty Medical, Indian River State College, Walmart, Lawnwood Regional Medical Center, QVC, FPL and Publix Supermarkets.

The newest major development in St. Lucie County is the Town of Tradition, which is a master-planned, mixed-use community. St. Lucie County is home to several universities and research institutions working in the areas of bioscience, marine science and ocean engineering, agriculture and aquaculture, even technical innovation in digital production. These companies include Torrey Pine Institute for Molecular Studies, Vaccine and Gene Therapy Institute of Oregon Health and Science University, Digital Domain, Harbor Branch Oceanographic Institute at Florida Atlantic University, the U.S. Department of Agriculture Horticultural Research Laboratory, the Smithsonian Marine Research Station, and the University of Florida Indian River Research and Education Center.  Also planned is a new medical campus for Martin Memorial Health Systems.  This local expansion is estimated to bring hundreds of new job opportunities to the St. Lucie County area. Our sixth branch office, which opened in May of 2008, is located on Gatlin Boulevard, just outside of the Tradition development.

(continued)

In Martin County, some of the major employers include Martin Memorial Health Systems, Martin County School District, Publix Supermarkets, Home Depot and Armellini Express Lines. In Indian River County, some of the major employers include Indian River Medical Center, Piper Aircraft, Inc., John’s Island, Sebastian River Medical Center and Visiting Nurse Association.

As of June 30, 2010, the 203 commercial bank and thrift branch offices operating within Martin County, St. Lucie County, and Indian River County, Florida maintained aggregate deposits of approximately $10.9 billion, representing a .38% decrease over June 30, 2005 levels. Of the total deposits as of June 30, 2010, an estimated 70.3%, or $7.7 billion, of commercial bank and thrift deposits were held at offices of large, out-of-state institutions.

Competition. Our primary market areas are St. Lucie, Martin and Indian River Counties, Florida. The banking business in these areas is extremely competitive, and the level of competition may increase further, which may limit our asset growth and profitability. We experience competition in both lending and attracting deposits from other banks, savings institutions, and non-bank financial institutions located within our market area, many of which are significantly larger institutions. These institutions, which include Bank of America, Wachovia Bank (now Wells Fargo), Riverside National Bank of Florida (now TD Bank), National City Bank (now PNC Bank), Seacoast National Bank, and SunTrust Bank offer services, including extensive and established branch networks and trust services, that we do not provide. Non-bank competitors competing for deposits and deposit-type accounts include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms, including many competing lenders that are outside our geographic market area.

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

Loan Activities

General.  Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2010, the net loan portfolio totaled $161.9 million, or 69.66% of total assets.

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

(continued)

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

For real estate loans, our policy is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy, which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and if the property is in a flood prone area, flood insurance is required.

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

The maximum amount which we could have loaned to one borrower and the borrower’s related entities as of December 31, 2010, was approximately $1.9 million on a secured basis, according to the Florida Banking Statutes, or $2.5 million on a secured basis, based on our in-house policy limit. Our largest loan to a single borrower is a $2.9 million loan to a corporation, secured by a first commercial real estate mortgage on a golf course and clubhouse.  The loan is current.

Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in St. Lucie, Martin and Indian River Counties. These types of loans amounted to $92.8 million or 55.53% of the total loan portfolio as of December 31, 2010. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years.

Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 80%.  Loans secured by this type of collateral will continue to be a part of our future loan program.  Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. At December 31, 2010, the largest commercial and multi-family real estate loan was approximately $2.9 million to a Florida corporation, secured by a golf course and clubhouse. The loan is current.

(continued)

Commercial Loans.  Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2010, the largest commercial loan not secured by real estate was a $405,000 loan to a corporation, secured by a ship’s mortgage on a local cruise boat.  The loan is 75% guaranteed by the SBA.  While we have made Small Business Administration loans, we generally will underwrite commercial loans for our own portfolio utilizing other sources of collateral and a maximum of 80% loan to value. The majority of our commercial loans are adjustable-rate loans with adjustment periods ranging from daily to 5 years. As of December 31, 2010 we had $59.0 million in commercial loans, which was 35.29% of the total loan portfolio.

Residential  Real Estate Loans.  We currently originate fixed-rate residential mortgage loans and adjustable-rate mortgage loans for terms of up to 30 years. As of December 31, 2010, $9.2 million or 5.49% of our total loan portfolio consisted of one-to-four family residential real estate loans.  As of such date, all of these loans were adjustable-rate mortgage loans.

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

       Consumer Loans.  We make various types of consumer loans, the majority of which are installment loans, which also include automobile and boat loans, and home equity loans.  Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to our customers and because the shorter term and normally higher interest rates on such loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of installment consumer loans generally range from one to five years and are typically at a fixed rate of interest, while home equity loans are at a variable rate of interest.  Underwriting standards for consumer loans include an assessment of the applicant’s repayment history on other debts and ability to meet existing obligations and payments on the proposed loans.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In some cases, repossessed collateral may not provide full repayment of the outstanding loan balance. Our belief is that the yields earned on consumer loans are commensurate with the credit risk associated with such loans and, therefore, we intend to continue to increase our investment in these types of loans. As of December 31, 2010, consumer loans amounted to $6.2 million, or 3.69% of the total loan portfolio.

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

          At December 31, 2010, we had $12.3 million of non-accruing loans which were contractually past due 90 days or more, and troubled debt restructured of $10.8 million. As of December 31, 2010, we have $9.2 million in foreclosed assets.

        Asset Classification. Commercial banks are required to review and when appropriate classify their assets on a regular basis.  The FDIC and state banking examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If full collection of principal and interest is doubtful, the insured institution establishes a specific allowance for loan losses, in accordance with the guidelines established under U.S. generally accepted accounting principles.  All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are closely monitored.

(continued)

        In 2010, non-performing assets totaled $21.5 million or 9.26% of total assets, as a result of a deterioration in credit quality and borrowers’ ability to meet their loan obligations, due mostly to the drop in real estate values and overall recessionary pressures.

       Provision for Losses on Loans. The provision for loan losses is established through a provision for loan losses charged against income.  Loans are charged against the provision when we believe that the full collection of principal and interest is doubtful or when an actual loss is incurred. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific impaired loans, and current anticipated economic conditions that may affect the borrower’s ability to pay. While we use the best information available to us to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions. At December 31, 2010, our total allowance for loan losses was approximately $4.8 million representing 2.88% of total loans.

    Personnel. As of December 31, 2010, we had 68 full-time employees and 9 part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees to be good.

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

The Bank Holding Company Act generally requires every bank holding company to obtain the prior approval of the Federal Reserve before:

·	Acquiring all or substantially all of the assets of a bank;
·	Acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company: or
·	Merging or consolidating with another bank holding company.

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

First Peoples Bank

     As a state-chartered bank, the Bank is subject to the supervision and regulation of the Department and the FDIC. Through December of 2013, our deposits are insured by the FDIC for a maximum of $250,000 per account title, and unlimited for all non-interest bearing accounts through December 31, 2012. For this protection, we must pay a semi-annual statutory assessment and comply with the rules and regulations of the FDIC. The assessment levied on a bank for deposit insurance varies, depending on the capital position of each bank, and other supervisory factors. Currently, we are subject to the statutory assessment.

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

(continued)

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

Other Laws

     The Dodd-Frank Act.  On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve, the OCC, and the FDIC.

(continued)

The following items provide a brief description of certain provisions of the Dodd-Frank Act.

•	Source of strength. The Dodd-Frank Act requires all companies that directly or indirectly control an insured depository institution to serve as a source of strength for the institution.
•	Limitation on federal preemption. The Dodd-Frank Act significantly reduces the ability of national banks and federal thrifts to rely upon federal preemption of state consumer financial laws.
•
Mortgage loan origination and risk retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and thrifts, in an effort to require steps to verify a borrower's ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•
Imposition of restrictions on certain activities. The Dodd-Frank Act requires new regulations for the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, and reporting. Additionally, the Dodd-Frank Act requires that certain swaps and derivatives activities be "pushed out" of insured depository institutions and conducted in non-bank affiliates.

•
Expanded FDIC resolution authority. While insured depository institutions have long been subject to the FDIC's resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain "covered financial companies," including bank and thrift holding companies and systemically significant non-bank financial companies.

•
Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act creates a new independent CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers.

•
Deposit insurance. The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts.

•
Transactions with affiliates and insiders. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions."

•	Enhanced lending limits. The Dodd-Frank Act strengthens the existing limits on a depository institution's credit exposure to one borrower.
•
Corporate governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company's proxy materials.

(continued)

     Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.

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

Our shareholders voted on no matters during the fourth quarter of 2010.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUE PURCHASES OF EQUITY SECURITIES.

     As of February 28, 2011, we had approximately 1,400 shareholders. On July 21, 2005, FPB became listed on the Nasdaq Capital Market under the symbol “FPBI.” Prior to that, there was no public market for the stock. The table below shows the high, low and closing bid prices on the Nasdaq Capital Market for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

Calendar Quarter Ended	High	Low	Closing

March 30, 2007	$17.14	$15.71	$16.19
June 30, 2007	$16.61	$14.87	$15.75
September 30, 2007	$15.89	$12.72	$13.40
December 31, 2007	$13.35	$9.71	$9.80
March 31, 2008	$8.66	$8.25	$8.66
June 30, 2008	$7.21	$7.21	$7.21
September 30, 2008	$5.26	$5.02	$5.02
December 31, 2008	$2.84	$1.92	$1.99
March 31, 2009	$3.23	$1.68	$2.50
June 30, 2009	$2.70	$2.00	$2.50
September 30, 2009	$4.25	$2.50	$3.10
December 31, 2009	$1.42	$1.05	$1.15
March 31, 2010	$1.94	$1.13	$1.22
June 30, 2010	$1.50	$1.02	$1.09
September 30, 2010	$.96	$.55	$.70
December 31, 2010	$1.17	$.64	$1.02

On June 15, 2007, FPB paid a 5% stock dividend. No dividend was paid in 2010, 2009 or 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 2 of the 2010 Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained at pages 3 through 26 of the 2010 Annual Report. The 2010 Annual Report is attached hereto as Exhibit 13.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 2 of the 2010 Annual Report and the section entitled “Consolidated Financial Statements” contained at pages 27 through 70 of the 2010 Annual Report. The 2010 Annual Report is attached hereto as Exhibit 13.

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

(b)    Management’s Annual Report on Internal Control over Financial Reporting

+Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

(continued)

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of FPB’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

(c) Changes in internal controls

FPB made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

ITEM 9B.            OTHER INFORMATION

FPB experienced no events during the fourth quarter of 2010, which were required to be reported on Form 8-K which were not so reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD AND EXECUTIVE INFORMATION

Our Board of Directors is presently comprised of eight members. Our Articles of Incorporation provide that directors shall be divided into three classes, with each group serving for staggered three-year terms. Information relating to the business experience and age of each director nominee and continuing director is set forth below. Also included is information related to FPB’s non-director executive officers and the Bank’s other executive officers.

CLASS I DIRECTORS – TERMS TO EXPIRE IN 2012

Donald J. Cuozzo, age 57, is a director of FPB and the Bank.  He received a Bachelor of Science degree in environmental technology from the Florida Institute of Technology in 1979.  He began his work career in the public sector with the Martin County Growth Management Department before leaving to work with regional and national developers.  In that role, he was instrumental in obtaining approval coordinating the acquisition and development of a number of large residential communities in Palm Beach and Martin Counties.  Mr. Cuozzo also served as a principal with a large Palm Beach County based engineering firm where he gained extensive experience in the area of project management and coordination.    Mr. Cuozzo has more than 30 years of experience planning and implementing numerous land developments throughout the region and has worked in nearly all facets of community and project development.  Mr. Cuozzo is a founding member of the Martin County Business Development Board, a graduate of the first class of Martin County Leadership 91/92, a recipient of the 1991 Industry Appreciation Award for Outstanding Contribution to the Community, and a 2006 recipient of the Industry Appreciation Award for Martin County.  He is a past Second Vice President of the Treasure Coast Builders Association.  Mr. Cuozzo was appointed to the Treasure Coast Regional Planning Council by former Governor Jeb Bush and served for four years in that position.  Mr. Cuozzo was appointed to the Century Commission for Sustainable Florida by former Senate President Ken Pruitt.  The Board has concluded that Mr. Cuozzo’s experience in growth management and project management and coordination, as well as his service as a director of FPB and the Bank have given him the experience and diversity to be an invaluable member of our Board.

(continued)

Timothy K. Grimes, age 44, is a director of FPB and the Bank.  Mr. Grimes attended Indian River State College before starting in his family’s air conditioning business, Grimes Heating and Air Conditioning, of which he has served as President for the past 15 years. Mr. Grimes is a past board member for the St. Lucie County United Way, Fort Pierce Manatee Center, and other charity organizations. He has also been a member of Fort Pierce Rotary Club for 15 years and served as its President from 1999 to 2000.  He chaired the 2007 Habitat for Humanity Rotary Club Home in Fort Pierce.  He was born and raised in St. Lucie County, Florida, and graduated from Westwood High School in 1985.  Mr. Grimes’ experience as the owner and/or President of his own companies, as well as his extensive charitable work in our community have led our Board to conclude that Mr. Grimes is duly qualified to serve as a director of FPB.

Paul A. Zinter, age 56, is Vice Chairman and a director of FPB and the Bank.  He has been a resident of Port St. Lucie for over 40 years, and was a member of the second graduating class from Fort Pierce Central High School.  Mr. Zinter received a Bachelor of Arts degree in business administration from Eastern New Mexico University in 1975, where he majored in real estate and marketing and was managing partner of a family-owned real estate company.  Mr. Zinter was past President and honorary member of the Rotary Club of Port St. Lucie and has been a local realtor/managing partner and business owner for over 30 years.  Mr. Zinter’s business administration experience and real estate background, and his service on FPB’s and the Bank’s Boards, as well as his long term residency in Port St. Lucie, have led to the Board to conclude that he is well qualified to serve on our Board.

 CLASS II DIRECTORS – TERMS TO EXPIRE IN 2013

Ann L. Decker, age 59, is a director and Secretary of FPB and the Bank.  Ms. Decker serves as the Executive Director of the Indian River State College Foundation, Inc., in Fort Pierce, Florida.  For over thirty years, Ms. Decker served as the District Manager for three different U.S. Congressmen that represented our market area.  Ms. Decker was formerly a co-owner of Intracoastal Printing, Inc., which was sold in 1990.  Born in Chicago, Illinois, Ms. Decker has a Bachelor of Science degree in Professional Business Management from Barry University in Miami, Florida, and a Master’s degree in Public Administration from Nova Southeastern University, in Ft. Lauderdale, Florida.  The Board has determined that Ms. Decker’s public administration and government experience in our market area, as well as her prior service on our Board, has given her the requisite experience and background, necessary to serve on our Board.

Paul J. Miret, age 64, is a director of FPB and the Bank.  Mr. Miret was previously a realtor with RE/MAX 100 Riverside.  Prior to that, he was the owner and operator of Sunshine Carpet Cleaning from 1978 to 1998 and of Ameri-Kleen Services from 1992 to 1998.  He also owns and manages several residential rental units.  From 1995 to 1997, Mr. Miret served on the Community Board of Riverside National Bank.  Mr. Miret is also a past President of the Port St. Lucie Little League and the Port St. Lucie Exchange Club and a past director of the Port St. Lucie Chamber of Commerce.  The Board has concluded that Mr. Miret’s business management, real estate management, community service, and service on our Board, have given him the qualifications necessary and desirable for continued service on our Board.

Robert L. Seeley, age 86, is a director of FPB and the Bank.  Mr. Seeley has been in private law practice in Florida for more than 50 years.  Mr. Seeley was co-founder of the Stuart, Florida law firm of Fox, Wackeen, Dungey, Beard, Sobel and McCluskey, LLP, for which he currently serves “Of Counsel.”  From 1973 to 1996, Mr. Seeley served as a director of Barnett Bank of the Treasure Coast.  He also served as the founding director and Chairman of the Saint Lucie Medical Center and is a former director of the St. Lucie and Martin County Economic Development Councils.  Mr. Seeley completed his undergraduate studies at the University of Illinois and received his Juris Doctorate degree from the University of Florida.  Mr. Seeley’s prior bank director experience and legal expertise, as well as his service on our Board, has been considered by the Board in determining that Mr. Seeley has the requisite experience to serve on our Board.

CLASS III DIRECTORS – TERMS TO EXPIRE IN 2011

Gary A. Berger, age 61, is a director and Chairman of the Board for both FPB and the Bank.  Mr. Berger is President of the accounting firm of Berger, Toombs, Elam, Gaines, and Frank, CPA.  He is a graduate of Michigan State University and has been a certified public accountant since 1975.  Mr. Berger is a member of the Rotary Club of Ft. Pierce, the Florida Institute of Certified Public Accountants, and the American Institute of Certified Public Accountants.  He is a past Treasurer of the United Way, past President of the St. Lucie County Economic Development Council, and past President of the Rotary Club of Ft. Pierce, Florida.  The Board has concluded that Mr. Berger’s experience as a certified public accountant, his service in the community, and his service as a director of FPB and the Bank, have provided him with the qualifications and experience necessary to serve on our Board.

David W. Skiles, age 63, is the Chief Executive Officer, President, and a director of FPB and the Bank.  Prior to joining First Peoples Bank; he was the Martin County Area Executive at 1st United / Wachovia Bank and also was the Senior Vice President and Senior Lending Officer for Port St Lucie National Bank. Mr. Skiles has a Bachelor of Science degree from Barry University, Miami Fl and an Associate/Applied Science degree from Sinclair Community College in Dayton Ohio. He is Chair-Elect for the (EDC) Economic Development Council of St Lucie County and also serves on the Executive & Board of Directors of that organization. Mr. Skiles serves on the (ICBA) Independent Community Bankers of America Group Lending committee and is on the (FBA) Florida Bankers Association’s Board of Directors (FBA) Bank Pac Board. He is a former member of the (FAU) Florida Atlantic University’s advisory board and Workforce Solutions of the Treasure Coast. He served as a member of the St Lucie County (TAC), Technical Advisory Committee for the (SLC), Airport. He is Past President and of the St Lucie County Chamber of Commerce and Past President of the Education Foundation of St Lucie County. He is active in United Way, having served as campaign chairman in Martin County and on numerous campaigns for the United Way of St Lucie County. Skiles is past chairman of the St Lucie County Chambers Area Council and St Lucie County (BAP), Business Alliance for Prosperity.

NON-DIRECTOR EXECUTIVE OFFICERS

Nancy E. Aumack, age 62, is FPB’s and the Bank’s Senior Vice President and Chief Financial Officer.  Prior to joining the Bank in 2001, she was Senior Vice President and Chief Financial Officer of Independent Community Bank in Tequesta, Florida.  During the period from 1997 to 1999, she served as Chief Financial Officer and Administrative Support Director for the engineering firm LBFH in Palm City, Florida.  From 1995 to 1997, she served as Vice President and Chief Financial Officer for Treasure Coast Bank in Stuart, Florida, and from 1983 to 1995 she served as Vice President and Financial Accounting Officer for American Bank of Martin County in Stuart, Florida.  Ms. Aumack received an Associates of Science degree in Banking and Financial Services from Indian River State College in 1989, and Consumer Lending, General Banking and Commercial Lending certificates from the American Institute of Banking (AIB).  She is a past member and Chairman of the ARC of Martin County, and is currently a Financial Partner for the Port St. Lucie Women on Wall Street, and a past member of the Port St. Lucie Business Women.

Marge Riley, age 62, is FPB’s and the Bank’s Executive Vice President and Chief Operating Officer.  She also serves as the Bank’s Security Officer.  Ms. Riley joined the Bank while it was “In Organization” in 1998.  Ms. Riley began her banking career in 1985 at M & I Western State Bank in Oshkosh, Wisconsin.  After moving to Florida in 1987, she worked as Loan Review Specialist for Barnett Bank, Assistant Vice President, Loan Administration at Port St. Lucie National Bank, and Assistant Vice President, Branch Manager for First National Bank.  She has Associate of Science degrees in Accounting and Banking and Financial Services from Fox Valley Technical College in Appleton, Wisconsin.  Ms. Riley is presently a board member for the United Way of St. Lucie County, a member and past President of the Port St. Lucie Business Women, and past Secretary of the Port St. Lucie Women on Wall Street. Ms. Riley has also served on the Business and Education Committee of Indian River County Chamber of Commerce, board member of the Leadership Council of the St. Lucie Chamber of Commerce and graduate of the Leadership Program, Board member for Pace Center for Girls, past Treasurer for the Treasure Coast Chapter of Robert Morris Associates and is a past member of the Nineteenth Judicial District’s Grievance Committee.

(continued)

William V. West, Jr., age 44, is FPB’s and the Bank’s Senior Vice President and Senior Lending Officer.  Mr. West joined the bank in 2004 as a Commercial Lender and was subsequently promoted to Area Executive for Martin County, a position he served in for four years.  He was promoted again in 2009 to his current position where he manages the bank’s commercial, consumer lending and residential mortgage teams along with the special assets department.  Prior to joining the bank he was Vice President of Commercial Lending for Southern Community Bank of Southwest Florida, Naples, Florida for three years.  Mr. West has served in progressive financial management roles since 1990 including commercial lending, consumer lending, residential lending, collections and workouts and commercial equipment leasing.  Prior to his banking career Mr. West served as the logistics manager of a U. S. Marine Corps helicopter group in Japan, Korea and the Philippines.  He completed his Master of Business Administration in Finance, Summa Cum Laude, with International College and holds a Bachelor of Arts in Organizational Management with Warner Southern College.  He also completed the Graduate School of Banking at Colorado and holds a Bank Operations Diploma from the American Institute of Banking.  Mr. West is a fifth generation Floridian who is very active in our community.  He is the Chairman of the Industrial Development Authority of Martin County, President of the Treasured Lands Foundation, Past-President of the Business Development Board of Martin County, Past-President of the Education Foundation of Martin County and Past-President of the Jensen Beach Area Chamber of Commerce.  In 2008, Mr. West was honored with a Business Recognition Award from the Florida Commissioner of Education.  The Florida Economic Development Council awarded him the McLaughlin Award in 2005 for his contributions to economic development in Florida

RESIGNED DIRECTORS

John S. Leighton, III, age 43, was a director of FPB and the Bank until he resigned on February 4, 2011.  He was educated at Florida Atlantic University’s College of Business, where he received a Bachelors’ Degree in Business Administration in 1990 and shortly thereafter joined WTS, Inc., a nuclear contracting, real estate development and engineering support services firm.  After serving as Operations Manager for several years, Mr. Leighton was instrumental in forming a real estate development and construction administration division within WTS to serve the institutional and private sectors. Under his direction, WTS and Mr. Leighton have collectively developed, constructed and managed numerous residential, commercial and industrial projects in Martin, St. Lucie, Dade and Seminole Counties.

None of the officers and directors named above has been involved in any material legal proceedings.

CODE OF ETHICS

We have adopted a code of ethics that applies to our executive officers, a copy of which was been filed with our 2005 Form 10-KSB as Exhibit 14. Persons who would like a copy of such code of ethics may receive one without charge upon request made to Nancy E. Aumack, Chief Financial Officer, FPB Bancorp, Inc., 1792 NE Jensen Beach Blvd., Jensen Beach, Florida 34957.

SECTION 16 COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and any person who beneficially owns more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the review of copies of the filings we have received, or representations from such reporting persons, it is our belief that during 2010, there were no late filings by our directors or executive officers.

DIRECTOR NOMINATIONS

The Board through the Personnel/Compensation/Nominating Committee annually reviews the composition of the Board, as a whole, to consider if there is an appropriate balance of knowledge, experience, skills, expertise, and diversity in the Board, and whether there is at least a minimum number of independent directors as required by applicable rules and regulations.  The Personnel/Compensation/Nominating Committee considers if the Board’s composition accurately reflects FPB’s needs, and will, if necessary, propose the addition or resignation of members in order to obtain an appropriate balance and skill level.

Our directors are required to commit a requisite amount of time for preparation and attendance at regularly scheduled Board and Committee meetings, as well as be able to participate in other matters necessary to ensure FPB is appropriately governed.  In evaluating our directors for nomination, the Personnel/Compensation/Nominating Committee considers what is in the best interest of FPB and its shareholders, including such things as the knowledge, experience, integrity, and judgment of each individual; the past and/or potential contributions of each individual; an individual’s ability to devote sufficient time and effort to the duties required as Board member; independence and willingness to consider all strategic proposals; core competencies; or other technical experience.  In addition, the directors are assessed on their integrity, judgment, knowledge, experience, skills, and expertise and their ability to oversee and direct the affairs of FPB.

AUDIT COMMITTEE

Audit/Compliance Committee - Pursuant to its Charter, the Audit/Compliance Committee reviews FPB’s and the Bank’s auditing, accounting, financial reporting, and internal control functions. This Committee recommends the independent auditing firm and reviews its services. Each member of the Committee is considered independent under Nasdaq Marketplace Rule 4200(a)(15). The Committee met four times in 2010. All Committee members attended at least 75% of the Committee meetings.

Report of the Audit/Compliance Committee

The audit functions of the Audit/Compliance Committee are focused on three areas:  the adequacy of FPB’s and the Bank’s internal controls and financial reporting process and the reliability of FPB’s and the Bank’s financial statements; the performance of FPB’s and the Bank’s internal auditors and the independence and performance of FPB’s and the Bank’s independent auditors; and ensuring FPB and the Bank are in compliance with applicable legal and regulatory requirements.

             The Audit/Compliance Committee also recommends to the Board the appointment of the independent auditors and reviews their performance, fees, and independence from management. Members of the Audit/Compliance Committee met with management periodically to consider the adequacy of FPB’s and the Bank’s internal controls and the objectivity of their financial reporting. These matters were discussed with FPB’s and the Bank’s independent auditors and with appropriate company financial personnel. The independent auditors have unrestricted access to the Committee, and vice versa.

            The Board of Directors has determined that none of the members of the Audit/ Compliance Committee has a relationship to FPB or the Bank that may interfere with a member’s independence from FPB and the Bank and its management.

Chairman Gary A. Berger, a Certified Public Accountant, has extensive auditing experience, and the Board has determined that he has the requisite financial expertise to qualify as an “audit committee financial expert” as defined by Securities and Exchange Commission Rules. Accordingly, the Board has designated Chairman Berger to hold that position.

(continued)

Management has primary responsibility for preparing FPB’s and the Bank’s financial statements and the overall reporting process, including the system of internal controls. The independent auditors audit the annual financial statements prepared by management, express an opinion as to whether those financial statements fairly present the financial position, results of operations, and cash flows of FPB and the Bank in conformity with accounting principles generally accepted in the United States of America. The independent auditors discuss any issues they believe should be brought to the Audit/Compliance Committee’s attention. The Audit/Compliance Committee monitors these processes, relying without independent verification, on the information provided and on the representations made by management and the independent auditors.

This year, the Audit/Compliance Committee reviewed FPB’s unaudited Form 10-Qs for quarters ended March 31, 2010, June 30, 2010, and September 30, 2010, and audited financial statements as of, and for, the fiscal year ended December 31, 2010.  The Audit/Compliance Committee met with both management and FPB’s and the Bank’s independent auditors to discuss those filings and financial statements. Management has represented to the Audit/Compliance Committee that the quarter ended filings and financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

The Audit/Compliance Committee has received from and discussed with Hacker, Johnson & Smith, P.A. the written disclosure and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). These items relate to that firm’s independence from FPB and the Bank. The Audit/Compliance Committee also discussed with Hacker, Johnson & Smith, P.A. any matters required to be discussed by the Statement on Auditing Standards No. 61. (Communication with Audit Committees).

Based on these reviews and discussions, the members of the Audit/Compliance Committee recommended to the Board that FPB’s and the Bank’s audited financial statements be included in FPB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Chairman Gary A. Berger
Donald J. Cuozzo
Ann L. Decker
John S. Leighton
Robert L. Seeley

ITEM 11.             EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION GENERALLY

Our executive compensation program has been developed with the intent of attracting and retaining qualified management, meeting our short-term financial goals, and enhancing long-term shareholder value.

FPB currently does not compensate its executive officers, other than granting stock options and the compensation that is paid by the Bank.  We strive to pay each executive officer the base salary that would be paid on the open market for a similarly qualified officer with the same position. The Board of Directors, upon recommendation by the Bank’s Personnel/ Compensation/Nominating Committee, determines the level of base salary and any incentive bonus for the Chief Executive Officer and other officers of FPB and the Bank based upon competitive norms, derived from annual surveys published by several independent banking institutes or private companies specializing in analysis of financial institutions.  Such surveys provide information regarding compensation of financial institution officers and employees based on the size and geographic location of the financial institution and serve as a benchmark for determining executive salaries.  Salary adjustments and discretionary bonus awards are based upon the Board of Directors’ and the Bank’s Personnel/Compensation/Nominating Committee’s evaluation of FPB’s and the Bank’s performance, the officer’s responsibilities, and individual performance standards.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information regarding FPB’s and the Bank’s Chief Executive Officer and President and other officers who received compensation in 2010 at a level which is required to be disclosed herein.

Name and Principal Position	Year	Salary		Bonus(1)		Change in Pension Value & Non-Qualified Deferred Compensation Earnings		Stock Options		All Other Compensation			Total
David W. Skiles President & Chief Executive Officer	2010 2009 2008	$ $ $	170,000 170,000 170,000	$ $ $	0 0 0	$ $ $	3,571 6,980 6,468	$ $ $	0 0 0	$ $ $	17,274 22,501 24,023	(2) (2)	$ $ $	190,845 199,481 200,491

Marge Riley EVP & Chief Operating Officer	2010 2009 2008	$ $ $	124,800 124,800 124,800	$ $ $	0 0 0	$ $ $	1,914 4,559 4,341	$ $ $	0 0 0	$ $ $	0 0 1,335	(3)	$ $ $	126,714 129,359 130,476

William V. West SVP & Sr. Lender	2010 2009 2008	$ $ $	123,500 121,208 118,779	$ $ $	0 0 0	$ $ $	803 3,670 3,155	$ $ $	0 0 0	$ $ $	0 0 1,189	(3)	$ $ $	124,303 124,878 123,123

Marianne K. Keehan VP & SBA Commercial Lender	2010 2009 2008	$ $ $	109,763 81,667 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0		$ $ $	109,763 81,667 0

Nancy E. Aumack SVP & Chief Financial Officer	2010 2009 2008	$ $ $	109,720 109,720 109,720	$ $ $	0 0 0	$ $ $	1,413 3,905 3,792	$ $ $	0 0 0	$ $ $	0 $ 0 $1,165	3)	$ $ $	111,133 113,625 114,677

(1)	Bonus amounts reflected in this column were for performance in the year noted, to be paid in January of the next year.
(2)	Automobile allowance, country club membership, 4019(k) match and directors' fees.
(3)	401(k) match.

AGGREGATED FISCAL YEAR-END OPTION VALUES

The following table discloses the aggregate value of the unexercised options held by the individuals listed in the above Summary Compensation Table:

Name	Number of Shares Underlying Unexercised Options at December 31, 2010		Value of Unexercised In-the Money Options at December 31, 2010
	Exercisable	Unexercisable	Exercisable	Unexercisable

David W. Skiles	22,591	0	-	-
	1,666	834	-	-
	964	482	-	-
Marge Riley	12,543	0	-	-
	3,000	1,500	-	-
Nancy E. Aumack	8,426	0	-	-
	1,500	750	-	-
William V. West	6,275	0	-	-
	1,500	750	-	-

2010 DIRECTOR COMPENSATION TABLE

The following table discloses compensation paid by FPB or the Bank to FPB’s and the Bank’s directors in 2010.  Compensation and fees for director David W. Skiles are shown in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Gary A. Berger	$5,787	$911	$6,698
Donald J. Cuozzo	$3,388	$671	$4,059
Ann L. Decker	$4,303	$1,016	$5,319
Timothy K. Grimes	$3,313	$30	$3,343
John S. Leighton(2)	$5,516	$30	$5,546
Paul J. Miret	$3,881	$1,597	$5,478
Robert L. Seeley	$4,378	$840	$5,218
Paul A. Zinter	$5,514	$154	$5,668

_____________________________
(1)	Imputed earnings on split-dollar insurance policies and interest on deferred compensation.
(2)	Resigned effective on February 4, 2011.

Bonuses and Salary Determinations

The continuing economic recession and declining real estate values have adversely affected most financial institution related businesses, including FPB and the Bank, within FPB’s and the Bank’s market areas.  As a result, FPB’s 2010 results of operations and the market price of our common stock have continued to be negatively impacted.  The Personnel/Compensation/ Nominating Committee, therefore, recommended to the Board that no bonuses or salary increases should be awarded to members of our senior management for 2010.

Employment Agreements

FPB does not currently have any employment agreements with its employees.  The Bank, however, entered into an Amended and Restated Employment Agreement (“Agreement”) with David W. Skiles on September 5, 2007.  The Agreement has an initial term of three years, commencing on August 1, 2007.  Under the Agreement, Mr. Skiles serves as the Chief Executive Officer and President of the Bank.  The term of the Agreement is automatically renewed for one additional year on each anniversary of the effective date, until the earlier of July 31, 2012, or upon notice by one of the parties. The Bank’s Board or its Personnel/Compensation/Nominating Committee must annually review the Agreement and Mr. Skiles’ performance at the Bank to determine if such renewals should be continued.  Mr. Skiles is also eligible to participate in FPB’s 2005 Stock Compensation Plan, in the capacities of both an employee and a director.  The Agreement also provides that the Bank will pay for Mr. Skiles’ membership in one country club in order to further his presence and recognition in the community.

(continued)

Mr. Skiles may terminate the Agreement for any reason upon 90 days written notice to the Bank.  In the event the Agreement is terminated by Mr. Skiles without “good reason” or by the Bank for “cause” (as those terms are defined in the Agreement), Mr. Skiles shall be entitled to no further compensation, except what has already accrued.  Under the Agreement Mr. Skiles is subject to a non-compete provision, which prohibits him from becoming employed, directly or indirectly, at any financial institution, financial institution holding company, bank holding company, or other financial service provider in St. Lucie County, or in such other counties that the Bank has a branch office for six months following his termination for any reason.  He is also subject to a non-solicitation provision, which provides that he may not solicit business from any current customer of the Bank or solicit any employees of the Bank for a period of six months following his termination for any reason.  If the Agreement is terminated by the Bank for any reason other than “cause” or by Mr. Skiles for “good reason” he will be entitled to a severance payment equal to his annual base salary, which shall be payable in substantially equal semi-monthly installments. He would also be entitled to continued participation in the Bank’s employee benefit plans and programs for the shorter of one year or until he becomes eligible to participate in comparable plans provided by another employer.  In addition, should FPB or the Bank undergo a “change in control” (as defined in the Agreement), Mr. Skiles will be entitled to receive a change in control payment equal to 2.5 times his base salary, as averaged for the five year period prior to the change in control.

Mr. Skiles’ Agreement also provides him with the following benefits:  eligibility to receive an annual performance bonus, not to exceed 40% of his base salary; five weeks paid vacation; and $600 per month automobile allowance.  The Agreement also references two separate employment related agreements that Mr. Skiles has entered into with the Bank.  On December 23, 2005 the Bank and Mr. Skiles entered into a Deferred Compensation Agreement, which provides that the Bank will match his contributions up to 2.5% of his base salary.  Mr. Skiles also entered into a Split Dollar Agreement with the Bank, dated February 15, 2006, which provides Mr. Skiles with a $200,000 life insurance benefit.

Due to our participation in the Capital Purchase Program, FPB and thus the Bank is restricted in their abilities to pay certain forms of executive compensation.  Consequently, we have amended Mr. Skiles’s Agreement in order to suspend our obligation to make any golden parachute payments during any period of time when such payments are prohibited.  We have also suspended the consideration of paying any cash bonuses to Mr. Skiles while we are a participant in the Capital Purchase Program.

In addition, the Bank entered into new Change in Control Agreements (“CIC Agreements”) in June 2009 with three of its executive officers, Marge Riley, Executive Vice President and Chief Operating Officer, Nancy E. Aumack, Senior Vice President and Chief Financial Officer, and William V. West, Senior Vice President and Senior Lender. The CIC Agreements were made in recognition of these individuals’ continued service with FPB and the Bank, but do not constitute employment agreements that would give these individuals any right to continued employment with either FPB or the Bank.

All three CIC Agreements provide that the executive officers will receive cash severance payments if they are terminated by the Bank without “just cause,” as defined in the CIC Agreements, as a result of a Change in Control of either FPB or the Bank, including if a contemplated Change in Control occurs within six months of their termination by the Bank.  In addition, if the executive officers elect to resign within ninety days of a Change in Control of either FPB or the Bank, they will receive the cash severance payment. Ms. Aumack’s and Mr. West’s CIC Agreements each provide for a severance payment in the amount of two times their “highest annual base salary,” which is defined to be their highest base salary plus their average annual bonus during the three years immediately preceding their termination. Ms. Riley’s CIC Agreement provides that she will receive two and a half times her highest annual base salary. The payments are to be made to the employees in one lump sum within ten days of the termination of employment. In addition, the employees are entitled to continuation of their insurance benefits until the earlier of obtaining new employment with similar benefits or six months after termination.

(continued)

All of the CIC Agreements provide for a term of two years, unless otherwise extended by the parties, commencing on August 1, 2009 and ending on July 31, 2011. In consideration of the Bank’s execution of these CIC Agreements, the employees have agreed that during the term of the CIC Agreements and for a period of six months following their termination for any reason other than a Change in Control, they will not become employed with another financial institution located in any county in which the Bank operates a branch office (including, but not limited to, St. Lucie County, Indian River County, or Martin County) or otherwise compete with FPB or the Bank.

In addition, due to FPB’s participation in the Capital Purchase Program, FPB must abide by certain restrictions on executive compensation payments, which are further detailed in the following section.  The CIC Agreements provide that if federal law in some way prohibits the payment otherwise required under the CIC Agreements, the Bank’s obligation to make such payments shall be deferred until such time as the Bank is legally permitted to make the payments.

CAPITAL PURCHASE PROGRAM

FPB is participating in the Capital Purchase Program (“CPP”) subdivision of the Troubled Asset Relief Program, which was established by the United States Department of the Treasury (“Treasury”) pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”).  Under the CPP, the Treasury purchased shares of senior preferred stock (“Preferred Stock”) and a warrant to purchase shares of common stock (“Warrant”).  As a condition of participation, the Treasury requires the adoption of certain standards and restrictions on our executive compensation.

On February 17, 2009, President Barack Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”). ARRA significantly amended the executive compensation limitations of the EESA. ARRA has imposed considerable implications on our compensation arrangements. ARRA directs the Treasury to establish standards and rules on executive compensation practices of CPP recipients.  The Treasury has set forth certain standards and limits our compensation practices, including:

➢
limits on compensation that exclude incentives for senior executive officers (“SEOs,”  which would include Chief Executive Officer and President Skiles, Chief Financial Officer Aumack, and the next three most highly compensated employees) to take unnecessary and excessive risks that threaten the value of FPB;

➢
provision for the recovery or “clawback” of any bonus, retention award, or incentive compensation paid to a SEO or the next twenty most highly compensated employees based on materially inaccurate statements of earnings, revenues, gains, or other criteria;

➢	prohibition on making any golden parachute payment to a SEO or any of the next five most highly compensated employees;

➢
prohibition on the payment or accrual of bonus, retention award, or incentive compensation of certain highly compensated employees, subject to certain exceptions for payments made in the form of restricted stock;

➢	prohibition on employee compensation plans that would encourage manipulation of earnings reported by FPB to enhance any employee’s compensation;

➢
having our Personnel/Compensation/Nominating Committee comprised of independent directors that meet at least semi-annually to review employee compensation plans and the risks posed by these plans to FPB;

(continued)

➢	adoption of an excessive or luxury expenditures policy;

➢	disclosure of perquisites offered to SEOs and certain other highly compensated employees;

➢	disclosures related to compensation consultant engagement;

➢	prohibition on tax gross-ups to SEOs and certain highly compensated employees;

➢	compliance with federal securities rules and regulations regarding the submission of a non-binding resolution on SEO compensation to shareholders (say on pay); and

➢	establishment of the Office of the Special Master for TARP Executive Compensation (“Special Master”) to address the application of these rules to TARP participants and their employees.

Restriction on Bonuses

The amount of financial assistance that a TARP participant received is the determining factor in the number of employees that are subject to the restriction on the payment or accrual of bonuses, retention awards, and other incentive compensation to SEOs.  For FPB, which received less than $25,000,000, this prohibition applies to only Chief Executive Officer and President Skiles, as our most highly compensated employee.  Stock options are specifically included in the definition of an incentive plan, and are therefore subject to the bonus restrictions and may not be granted to Chief Executive Officer and President Skiles.

An exception from such restriction is for restricted stock or restricted stock units, so long as the stock or stock units do not fully vest until the TARP assistance has been repaid, and so that they do not have a value that is greater than one-third of the total amount of annual compensation.  The restricted stock may not become transferrable earlier than 25% of the shares at the time 25% of the aggregate TARP assistance is repaid to the government and in additional 25% tranches when each additional 25% of assistance is repaid.  In addition, employees must forfeit restricted stock or units if the employee does not continue to perform substantial services for at least two years from the date of grant, other than on account of death, disability, or a change of control.

In addition, such restrictions do not apply to bonus payments that are required to be paid under written employment contracts that have been executed on or prior to February 11, 2009.  Provided, however, an employee must have had the legal right to the bonus as of February 11, 2009 and not just be a participant in a plan or agreement that will provide a bonus at a future date.

Whether an employee has accrued bonus, retention award, or other incentive compensation is determined based on the specific facts and circumstances. However, a participant may not merely circumvent the application of the bonus restrictions by delaying bonus payments until after the employee is no longer subject to the prohibition or granting retroactive service credits after the employee is no longer subject to the bonus restrictions.

Perquisites

Furthermore, we must disclose to the Treasury and our primary federal regulator annually, within 120 days of the end of the fiscal year, any perquisites whose total value exceeds $25,000 for any employee who is subject to the limitations on bonus payments.  The amount and nature of the perquisite along with justification for the perquisite must be disclosed.

Clawback of Bonuses, Retention Awards, and Other Incentive Compensation

In addition, bonuses, retention awards, and other incentive compensation made to FPB’s SEOs and the next twenty most highly compensated employees during the TARP period must be subject to a recovery or clawback if such payment was based upon materially inaccurate financial statements or any other materially inaccurate performance metric criteria.  This clawback provision is more extensive than the one contained under Section 304 of the Sarbanes-Oxley Act in that it applies to a broader group of employees, applies to retention awards, is not exclusively triggered by an accounting restatement, does not limit the recovery period, and includes material inaccuracies beyond financial reporting (such as performance metrics).

Prohibition on Golden Parachute Payments

Golden parachute payments are prohibited for SEOs and any of the next five most highly compensated employees during the TARP period.  A golden parachute payment:

➢	Is any payment: (i) for the departure from employment for any reason; or (ii) due to a change in control;

➢	Includes acceleration of vesting due to the departure or the change in control;

➢	Is treated as paid at the time of departure or change in control and thus may include a right to amounts actually payable after the TARP period;

➢
Excludes payments for services performed or benefits accrued (payments that would have to be paid whether or not the employee departs or a change in control occurs, or if the payment is due upon departure, regardless of whether the departure is voluntary or involuntary);

➢
Excludes payments from benefit plans and deferred compensation plans if: (i) the plan was in effect at least one year prior to the employee’s departure; (ii) the payment is made pursuant to the plan and in accordance with the terms of the plan as in effect no later than one year before departure; (iii) the employee has a vested right to the payments at the time of the departure or change in control; (iv) benefits under the plan are accrued each period only for current or prior service; (v) any payments are not based on discretionary acceleration of vesting or accrual of benefits that occurs at any time later than one year before the departure or change in control; and (vi) with respect to deferred compensation plans, FPB has previously recognized compensation expense and accrued liability for the benefit payments in accordance with GAAP;

➢	Excludes payments from pension or qualified retirement plans;

➢	Excludes payments made for a departure on account of the employee’s death or disability; and

➢	Excludes severance or similar payments required to be made pursuant to a state statute or foreign law that is applicable to all employers within the appropriate jurisdiction.

Excessive or Luxury Expenditures Policy

FPB’s Board must also adopt an excessive or luxury expenditures policy, which must be filed with the Treasury and posted on our website.  The purpose of this policy is to ensure there is an appropriate review and approval of potentially excessive and luxury expenditures.  The provisions of our policy include:

➢	Identification of types and categories of expenses prohibited or requiring prior approval;

➢	The adoption of approval procedures for those expenses requiring prior approval;

➢	A mandate that the Principal Executive Officer and Principal Financial Officer provide a certification for the prior approval of any expenditures requiring the prior approval;

➢	Providing for a prompt internal reporting of any violation of the policy; and

➢	Accountability for adherence to the policy.

Compensation Consultant

FPB must disclose to the Treasury and our primary federal regulator annually whether or not it or its Board or Personnel/Compensation/Nominating Committee has engaged a compensation consultant and provide a description of all types of services that such compensation consultant has provided during the past three years.  We have elected not to retain the services of a compensation consultant.

Compensation Committee

TARP recipients must establish a compensation committee consisting of independent directors within the later of 90 days following the closing date of the TARP agreement or September 14, 2009.  FPB had already established its Personnel/Compensation/Nominating Committee prior to our participation in TARP.  Our Personnel/Compensation/Nominating Committee must discuss, evaluate, and review at least once every six months the SEO and employee compensation plans and the risks posed by these plans to FPB, to ensure that the compensation plans do not encourage SEOs to take unnecessary and excessive risks that may threaten the value of FPB.  The Personnel/Compensation/ Nominating Committee must also discuss, evaluate, and review at least every six months the employee compensation plans in light of the risks posed to FPB by such plans and how to best limit such risks.  Every six months our Personnel/Compensation/Nominating Committee must also discuss, evaluate, and review the executive compensation plans to ensure that the plans do not encourage the manipulation of reported earnings in order to enhance the compensation of any of our employees.

At least once per fiscal year, our Personnel/Compensation/Nominating Committee must provide a narrative description that:

➢
Identifies each SEO compensation plan and explains how the SEO compensation plans do not encourage the SEOs to take unnecessary and excessive risks that threaten the value of the company, including how the SEO compensation plans do not encourage behavior focused on short term results rather than on long term value creation;

➢
Identifies each employee compensation plan and the risks posed by employee compensation plans and explains how these risks were limited, including how these plans do not encourage behavior focused on short term results rather than on long term value creation; and

➢	Explains how the company has ensured that the employee compensation plans do not encourage manipulation of earnings to enhance the compensation of any employee.

FPB must provide this narrative disclosure and the applicable certifications to our primary federal regulatory and to the Treasury within 120 days of the end of the fiscal year.

Tax Gross Ups

FPB is prohibited from providing tax gross ups or other reimbursements for the payments of taxes to any of the SEOs and the next twenty most highly compensated employees relating to severance payments, perquisites, or any other form of compensation.

Say on Pay Shareholder Resolution

FPB must comply with federal securities rules and regulations regarding a non-binding shareholder resolution on SEO compensation (“say on pay”).  Any proxy, consent, or authorization for an annual or other shareholder meeting must permit a separate shareholder vote to approve the compensation of executives, including the compensation tables, and any related materials.

Acquisitions of TARP Participants

When a TARP participant is acquired by a company that is not a TARP participant, the acquiring company does not become subject to the TARP restrictions as a result of the acquisition. In addition, employees of the targeted TARP participant who are subject to the executive compensation restrictions immediately prior to the acquisition will no longer be subject to such restrictions after the acquisition.  However, if the primary purpose of the acquisition is to avoid or evade the TARP compensation restrictions, then the acquirer will be treated as a TARP participant.

Certifications of the Principal Executive Officer and Principal Financial Officer

Our Principal Executive Officer (Chief Executive Officer and President Skiles) and Principal Financial Officer (Chief Financial Officer Aumack) provide certain certifications within 90 days of the completion of each fiscal year any part of which is a TARP period.  Such certifications must verify that:

➢
Our Personnel/Compensation/Nominating Committee has met at least every six months during the prior fiscal year with the senior risk officer to discuss and evaluate SEO compensation plans and employee compensation plans and the risks these plans pose to FPB;

➢
Our Personnel/Compensation/Nominating Committee has identified and limited the features in the SEO compensation plans that could lead SEOs to take unnecessary or excessive risks that could threaten the value of FPB, has identified any features in the employee compensation plans that pose risks to FPB, and has limited those features to ensure FPB is not unnecessarily exposed to risks;

➢
Our Personnel/Compensation/Nominating Committee has reviewed at least every six months the terms of each employee compensation plan and identified and limited the features in the plan that could encourage the manipulation of reported earnings to enhance the compensation of any employee;

➢	Our Personnel/Compensation/Nominating Committee will certify to these reviews;

➢
Our Personnel/Compensation/Nominating Committee will  provide a narrative description of how it limited the features in compensation plans that could lead executives to take unnecessary and excessive risks that could threaten the value of FPB, and ensured that compensation plans did not unnecessarily expose FPB to risks or would otherwise encourage the manipulation of reported earnings;

(continued)

➢
All bonuses, retention awards, and incentive compensation of the SEOs and the next twenty most highly compensated employees are subject to a provision for recovery or “clawback” if the payments were based on materially inaccurate financial statements or any other materially inaccurate performance criteria;

➢	Golden parachute payments to SEOs and the next five most highly compensated employees are prohibited;

➢	The bonuses, retention awards, and incentive compensation paid to or accrued by employees to whom the bonus payment limitation is applicable have been limited as restricted;

➢	FPB will permit a non-binding shareholder resolution on the SEO compensation disclosures provided under the federal securities laws;

➢	An excessive and/or luxury expenditures policy has been adopted and implemented, and a copy has been provided to the Treasury;

➢
Disclosure will be made of the amount, nature, and justification for the offering of any perquisites whose total value exceeds $25,000 for each of the employees subject to the bonus payment limitations;

➢	Disclosure will be made regarding any engagement of a compensation consultant and any such services that were provided;

➢	There have been no tax gross-ups on compensation to the SEOs and the next twenty most highly compensated employees;

➢	FPB has substantially complied with any compensation requirements set forth in the agreement, as may be amended, with the Treasury;

➢	Certain employees named in the certification are the SEOs and most highly compensated employees for the current fiscal year based on their compensation during the prior fiscal year; and

➢	The officer certifying understands that a knowing and willful false or fraudulent statement made in connection with the certification may be punished by fine, imprisonment, or both.

Establishment of the Office of the Special Master for TARP Executive Compensation

A Special Master has been appointed, whose duties and responsibilities are as follows:

➢	Interpreting TARP and ARRA rules and regulations to determine how they apply to particular facts circumstances;

➢
Reviewing bonuses, retention awards, and other compensation paid prior to February 17, 2009 to employees of entities receiving TARP assistance prior to such date to determine whether any such payments were inconsistent with the purposes of TARP;

➢	Providing advisory opinions on compensation structures or compensation payments to employees of TARP participants; and

➢	Approving compensation payments to, and the compensation structures for, certain employees of TARP recipients that are receiving exception al financial assistance.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information regarding the only shareholders known to us to be the beneficial owners of 5% or more of the outstanding shares of FPB common stock as of the record date.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class
Alfred J. Cinque P.O. Box 2411 Palm Beach, Florida 33480-2411	181,150	(1)	9.40%
David C. Blackburn 1001 S. Indian River Drive Fort Pierce, Florida 34950	105,088		5.11%

                                      ____________________
(1)	As disclosed in a Schedule 13G Amendment filed with the Securities and Exchange Commission on March 16, 2007.

     The following table contains information regarding the beneficial ownership of FPB common stock of each director and non-director executive officer as of December 31, 2010. The beneficial ownership of each person reflects the number of shares that the person currently owns, plus the number of shares that person has the right to acquire through the exercise of stock options.

Name	Number of Shares Owned (4)		Right to Acquire(5)		% of Beneficial Ownership (16)
Nancy E. Aumack(1)	19,651	(6)	10,676		1.47%
Gary A. Berger(2)	32,039	(7)	8,771		1.97
Donald J. Cuozzo(2)	51,892	(8)	14,032		3.18
Ann L. Decker(2)	17,875		2,925		1.01
Timothy K. Grimes(2)	17,340	(9)	2,000		0.94
John S. Leighton, III(2)(17)	32,000	(10)	2,000		1.65
Paul J. Miret(2)	39,456	(11)	12,282		2.50
Marge Riley(1)	27,077	(12)	17,043	(12)	2.13
Robert L. Seeley(2)	13,076	(13)	872		0.68
David W. Skiles(3)	57,999	(14)	26,537		4.06
William V. West(1)	28,937		8,525		1.81
Paul A. Zinter(2)	33,385	(15)	11,417		2.16
All directors and executive officers as a group (12 individuals)	370,727		117,080		22.43%
       ___________________________

(1)	Executive Officer only.
(2)	Director only.
(3)	Director and Executive Officer.
(4)	Includes shares for which the named person:
▪	has sole voting power and investment power;
▪	has shared voting and investment power with a spouse; or
▪	holds in an IRA or other retirement plan; but does not include shares that may be acquired by exercising stock options.
(5)	Includes shares that may be acquired by exercising stock options that are vested or will vest within the next 2 years.
(6)	Includes 2,524 shares owned by Ms. Aumack’s spouse in trust and 350 shares owned by Ms. Aumack’s spouse in an Employee Stock Purchase Plan.
(7)	Includes 5,733 shares owned by a related business interest of Mr. Berger’s.
(8)	Includes 6,019 shares owned by Mr. Cuozzo’s spouse’s IRA.
(9)	Includes 330 shares owned by Mr. Grimes’ spouse.
(10)	These shares are owned by a related business interest of Mr. Leighton’s.
(11)	Includes 6,063 shares owned by Mr. Miret’s spouse’s IRA.
(12)	Includes 6,381 shares and 6,016 options owned by Ms. Riley’s spouse.
(13)	Includes 13,076 shares owned by Mr. Seeley’s spouse in trust.
(14)	Includes 124 shares owned by Mr. Skiles’ spouse.
(15)	Includes 3,528 shares owned by Mr. Zinter’s spouse’s Keough Plan.
(16)
Shares are deemed to be “beneficially owned” if a person has sole or shared power to vote or to direct the voting of shares or the power to dispose, or to direct the disposition of shares, or if a person has the right to acquire.

(17)	Mr. Leighton resigned from the Board effective as of February 4, 2011.

ITEM 13.            CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

FPB does not have any related transactions with its directors or executive officers and it does not make loans to its directors or executive officers. However, certain directors, executive officers, and their immediate family members are customers of the Bank. It is anticipated that such individuals will continue these relationships in the future.  Loans made to directors, executive officers, and their immediate families require approval of a majority of the disinterested directors approving the loan.  All transactions between FPB, the Bank, and their directors, executive officers, the immediate family members of such directors and executive officers, and any principal shareholders, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated persons, and in the opinion of management, did not involve more than the normal risk of collectability or present any other unfavorable features.

As of December 31, 2010, loans to directors, executive officers, and their immediate family members represented $4.0 million, or approximately 2.39% of the total loan portfolio, all of which are current and performing according to their terms.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

Hacker, Johnson & Smith, P.A. (“Hacker, Johnson”) served as the independent auditors for FPB and the Bank for the fiscal year ending December 31, 2010.

Audit Fees:  The aggregate fees billed for professional services by Hacker, Johnson, in connection with the audit of the annual financial statements and the reviews of the financial statements included in FPB’s quarterly filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2009 and December 31, 2010, were $48,000 and $48,000 respectively.

Tax Fees:  In 2009 and 2010, Hacker, Johnson also billed FPB $5,000 and $5,000 respectively, for tax compliance and advice, including the preparation of FPB’s corporate tax returns.

All Other Fees: Hacker, Johnson also billed the company for audit services related to stock offerings, in the amounts of $35,000 in 2009 and $15,000 in 2010.

In all instances, Hacker, Johnson’s performance of those services was pre-approved by FPB’s Audit/Compliance Committee, pursuant to its internal policies.

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

Exhibit No.	Description of Exhibit

(d)3.1	Articles of Incorporation
(d)3.2	Bylaws
(f) 3.3	Amendment to Bylaws
(d)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
(b)4.5	Amendment to First Peoples Bank Stock Option Plan
(c)4.6	2005 Stock Compensation Plan
(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
(f)10.2	Amended and Restated Employment Agreement for David W. Skiles
(e)10.3	Amended and Restated Change in Control Agreement for Nancy E. Aumack
(e)10.4	Amended and Restated Change in Control Agreement for Stephen J. Krumfolz
(e)10.5	Amended and Restated Change in Control Agreement for Marge Riley
(h)3.4	Articles of Amendment to the Articles of Incorporation
(h)4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A
(h)4.4	Warrant to Purchase Up to 183,158 Shares of Common Stock
(h)10.6	Letter Agreement, dated December 5, 2008 between the Company and the United States Department of the Treasury
(h)10.7	Form of Waiver, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.8	Form of Compliance Agreement, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.9	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury
(i)21.1	Subsidiaries of the Registrant
(j)3.5	Articles of Amendment to the Articles of Incorporation
13	2010 Annual Report
(g)14	Code of Ethics
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Principal CEO and Financial Officer Certifications under TARP
99.2	Personnel / Compensation / Nominating Committee Certification under TARP

Financial Statement Schedules. FPB hereby incorporates by reference the sections entitled “Selected Financial Data” contained at page 2 of the 2010 Annual Report and the section entitled “Consolidated Financial Statements” contained at pages 27 through 70 of the 2010 Annual Report. The 2010 Annual Report is attached hereto as Exhibit 13.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FPB BANCORP, INC.

By: /s/ David W. Skiles
Date: April 14, 2011	David W. Skiles
Principal Executive Officer, President and Director

By: /s/ Nancy E. Aumack
Date: April 14, 2011	Nancy E. Aumack
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/Gary A. Berger	Chairman of the Board	April 14, 2011
Gary A. Berger
/s/Donald J. Cuozzo	Director	April 14, 2011
Donald J. Cuozzo
/s/Ann L. Decker	Corporate Secretary and	April 14, 2011
Ann L. Decker	Director
/s/Timothy K. Grimes	Director	April 14, 2011
Timothy K. Grimes
/s/Paul J. Miret	Director	April 14, 2011
Paul J. Miret
/s/Robert L. Seeley	Director	April 14, 2011
Robert L. Seeley
/s/David W. Skiles	Chief Executive Officer	April 14, 2011
David W. Skiles	President and Director
/s/Paul A. Zinter	Vice Chairman of the Board	April 14, 2011
Paul A. Zinter