Form 10-Q
period 2011-03-31
FPB BANCORP INC
filed 2011-05-13
CIK 1162245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	2,058,047 shares
(class)	Outstanding at May 13, 2011

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

INDEX

PART I. FINANCIAL INFORMATION

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31.	December 31.
	2011	2010
Assets
Cash and due from banks	$2,061	2,094
Federal funds sold	154	104
Interest bearing deposits with banks	12,369	10,031

Total cash and cash equivalents	14,584	12,229

Securities available for sale	35,786	36,266
Security held to maturity (fair value of $1,437 and $1,482)	1,415	1,465
Loans, net of allowance for loan losses of $5,851 and $4,809	155,023	161,946
Premises and equipment, net	4,916	5,006
Federal Home Loan Bank stock, at cost	1,087	1,087
Foreclosed assets, net	8,917	9,190
Accrued interest receivable	861	884
Bank-owned life insurance	3,167	3,138
Other assets	2,304	1,234

Total assets	$228,060	232,445

Liabilities and Stockholders' Equity
Liabilities:
Non-interest bearing demand deposits	21,446	18,336
Savings, NOW and money-market deposits	52,636	51,466
Time deposits	134,682	138,564

Total deposits	208,764	208,366

Official checks	875	1,218
Federal Home Loan Bank advances	14,600	14,600
Other liabilities	1,556	1,549

Total liabilities	225,795	225,733

Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, 5,800 shares of Series A issued and outstanding	-	-
Additional paid-in capital, preferred	5,800	5,800
Preferred stock discount	(314)	(337)
Common stock, $.01 par value; 25,000,000 shares authorized, 2,058,047 shares issued and outstanding	20	20
Additional paid-in capital, common	24,474	24,469
Accumulated deficit	(27,172)	(22,625)
Accumulated other comprehensive loss	(543)	(615)

Total stockholders' equity	2,265	6,712

Total liabilities and stockholders' equity	$228,060	232,445

    See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Interest income:
Loans	$2,408	$2,688
Securities	284	318
Other	9	6

Total interest income	2,701	3,012

Interest expense:
Deposits	783	1,074
Other borrowings	56	66

Total interest expense	839	1,140

Net interest income	1,862	1,872

Provision for loan losses	2,922	1,890

Net interest expense after provision for loan losses	(1,060)	(18)

Non-interest income:
Service charges and fees on deposit accounts	180	180
Loan brokerage fees	18	12
Income from bank-owned life insurance	29	30
Other fees	13	13
Total non-interest income	240	235

Non-interest expenses:
Salaries and employee benefits	890	930
Occupancy and equipment	361	377
Advertising	11	34
Data processing	170	155
Supplies	35	35
Professional fees	237	214
Expenses on foreclosed assets	1,086	446
FDIC insurance	250	218
Other	707	225
Total non-interest expenses	3,747	2,634

Loss before income taxes	(4,567)	(2,417)
Income tax benefit	43	-

Net loss	$(4,524)	$(2,417)
Preferred stock dividend requirements and amortization of preferred stock discount	96	96
Net loss available to common shareholders	$(4,620)	$(2,513)

    See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Operations (Unaudited), continued
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Net loss per common share:

Basic	$(2.24)	$(1.22)
Diluted	$(2.24)	$(1.22)

Weighted-average number of common shares, basic	2,058,047	2,058,047
Weighted-average number of common shares, diluted	2,058,047	2,058,047

                 See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2011 and 2010
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

See Accompanying Notes to Consolidated Financial Statements.

Index

Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2011 and 2010, Continued
(Dollars in thousands)

									Accumulated
	Preferred Stock				Common Stock				Other
			Additional				Additional		Compre-	Total
			Paid-In				Paid-In	Accumulated	hensive	Stockholders’
	Shares	Amount	Capital	Discount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2010	5,800	$ -	5,800	(337)	2,058,047	$ 20	24,469	(22,625)	(615)	6,712

Comprehensive loss:
Net loss for the three months ended March 31, 2011 (unaudited)	-	-	-	-	-	-	-	(4,524)	-	(4,524)

Net change in unrealized loss on securities available for sale (unaudited)	-	-	-	-	-	-	-	-	72	72

Comprehensive Loss (unaudited)										(4,452)

Preferred stock dividend requirements and amortization of preferred stock discount (unaudited)	-	-	-	23	-	-	-	(23)	-	-

Share-based compensation (unaudited)	-	-	-	-	-	-	5	-	-	5

Balance at March 31, 2011 (unaudited)	5,800	$ -	5,800	(314)	2,058,047	$ 20	24,474	(27,172)	(543)	2,265

See Accompanying Notes to Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,524)	(2,417)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	99	112
Provision for loan losses	2,922	1,890
Amortization of loan fees, net	(55)	(61)
Net amortization of premiums and discounts on securities	80	40
Write-down of foreclosed assets	840	291
Loss on sale of foreclosed assets	61	73
Credit for losses on foreclosed assets	(17)	-
Decrease in accrued interest receivable	23	56
(Increase) decrease in other assets	(1,114)	619
(Decrease) increase in official checks and other liabilities	(336)	196
Income from bank-owned life insurance	(29)	(30)
Share-based compensation	5	6
Net cash (used in) provided by operating activities	(2,045)	775

Cash flows from investing activities:
Maturities and calls of securities available for sale	-	2,250
Purchase of securities available for sale	-	(2,466)
Principal payments on securities available for sale	518	421
Purchase of securities held to maturity	-	(2,553)
Principal payments on securities held to maturity	48	6
Net decrease (increase) in loans	2,890	(584)
Purchase of premises and equipment	(9)	(3)
Proceeds from the sale of foreclosed assets	555	324

Net cash provided by (used in) investing activities	4,002	(2,605)

Cash flows from financing activities:
Net increase in deposits	398	8,472
Proceeds from other borrowings	-	1,990

Net cash provided by financing activities	398	10,462

Net increase in cash and cash equivalents	2,355	8,632

Cash and cash equivalents at beginning of period	12,229	12,932

Cash and cash equivalents at end of period	$14,584	21,564

Index

Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Three months ended March 31,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$791	1,106

Non-cash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$72	432

Transfer of loans to foreclosed assets	$1,328	-

Transfer of foreclosed assets to loans	$162	-

Preferred dividends payable at beginning of period	$40	37

Preferred dividends payable at end of period	$40	110

Amortization of preferred stock discount	$23	23

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
General. FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") and the Bank owns 100% of the outstanding common stock of Treasure Coast Holdings, Inc., (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and its only business activity is the operation of the Bank.  The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation, which are $250,000 for all qualified accounts, and unlimited for non-interest bearing transaction accounts through December 31, 2012. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida.  Treasure Coast Holdings, Inc. was incorporated in September 2008 for the sole purpose of managing foreclosed assets.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position at March 31, 2011, and the results of operations for the three-month periods ended March 31, 2011 and 2010 and cash flows for the three-month periods ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Going Concern

The Company’s recent and continuing increases in nonperforming assets, continuing high levels of operating expenses related to credit problems and eroding regulatory capital raise substantial doubt about the Company’s ability to continue as a going concern. The Company has not complied with its regulatory capital requirements set forth in the Consent Order and Prompt Corrective Action, discussed in Item 2, page 27. The Company needs to raise substantial additional capital. If the Company fails to raise additional capital in the immediate term, it is likely that the Florida Office of Financial Regulation will close the Bank and place it into receivership. In such case, the Company will cease to have any business operations.

Management is evaluating all potential sources of capital to meet the Company’s capital requirements, to include offering stock to outside parties and seeking a strategic merger partner. To date, the Company has been unsuccessful in these efforts, and there can be no assurance that additional financing or recapitalization plans will be available or forthcoming and, if available, can be obtained or undertaken on terms favorable to the Company or its existing shareholders.

During the three months ended March 31, 2011, the Company’s level of impaired loans and reserves for potential loan losses have increased. At March 31, 2011, the Company is considered critically undercapitalized under FDIC regulations and imminently insolvent under Florida law.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(2)	Securities. Securities have been classified according to management's intention. The carrying amount of securities and their fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2011:
Securities available for sale:
Municipal bonds-taxable	$2,059	-	(139)	$1,920
SBA securities	2,037	-	(77)	1,960
Mortgage-backed securities	12,604	2	(148)	12,458
Collateralized mortgage obligations (“CMO”) securities	19,957	-	(509)	19,448
Total securities available for sale	$36,657	2	(873)	$35,786

Securities held to maturity -
Mortgage-backed securities	$1,415	22	-	$1,437

At December 31, 2010:
Securities available for sale:
Municipal bonds-taxable	$2,059	-	(157)	1,902
SBA securities	2,059	-	(60)	1,999
Mortgage-backed securities	12,969	2	(202)	12,769
CMO securities	20,166	-	(570)	19,596
Total securities available for sale	$37,253	2	(989)	36,266

Security held to maturity -
Mortgage-backed security	$1,465	17	-	1,482

There were no sales of securities classified as available for sale during the three months ended March 31, 2011 or 2010.

Information pertaining to securities with gross unrealized losses at March 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Municipal bonds-taxable	$(139)	$1,920
SBA securities	(77)	1,960
Mortgage-backed securities	(148)	12,376
CMO securities	(509)	19,448

Total	$(873)	$35,704

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

Securities., continued. The scheduled maturities of securities at March 31, 2011 are as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in more than ten years	2,059	1,920	-	-
SBA securities	2,037	1,960	-	-
Mortgage-backed securities	12,604	12,458	1,415	1,437
CMO securities	19,957	19,448	-	-

	$36,657	$35,786	$1,415	$1,437

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

The unrealized losses on twenty-two investment securities available for sale were caused by market conditions. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

We offer Small Business Administration, or SBA, 7(a) and 504 loans to small businesses throughout our market area. SBA loans are a complement to our focus on strengthening and supporting local communities. SBA loans are generally made pursuant to a federal government program designed to assist small businesses in obtaining financing. The federal government guarantees 75% to 90% of the SBA loan balances as an incentive for financial institutions to make loans to small businesses.  We generally sell the guaranteed portion of the SBA loan at a premium sale price between approximately 5% and 9%.  We had $13.6 million of outstanding SBA loans at March 31, 2011.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

Lending Activities, continued.

Loan Portfolio. The following tables summarize our loan portfolio by type of loan as of the dates indicated (dollars in thousands):

	As of March 31,	As of December 31,
	2011	2010
	Amount	Amount

Commercial real estate	$89,602	$92,835
Commercial and industrial	57,653	59,003
Residential real estate	8,948	9,182
Consumer	5,053	6,175

Total loans	161,256	167,195

Allowance for loan losses	(5,851)	(4,809)
Deferred loan costs, net	(382)	(440)

Loans, net	$155,023	$161,946

The contractual maturity ranges of our loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range classified by borrower type as of March 31, 2011 are as follows (dollars in thousands):

	One Year or Less	After One Through Five Years	After Five Years	Total

Commercial real estate	$5,957	8,779	74,866	$89,602
Commercial and industrial	11,040	16,466	30,147	57,653
Residential real estate	1,952	4,213	2,783	8,948
Consumer	1,287	3,494	272	5,053
Total loans	$20,236	32,952	108,068	$161,256

Loans with a fixed interest rate	$17,454	22,249	12,325	$52,028
Loans with a variable interest rate	2,782	10,703	95,743	109,228
Total loans	$20,236	32,952	108,068	$161,256

As of March 31, 2011, our loan portfolio was composed of approximately 32.26% fixed interest rate loans and 67.74% variable interest rate loans.  Scheduled contractual principal repayments do not reflect the actual maturities of loans.  The average actual maturity of our loans is substantially less than their average contractual term because of prepayments.  The average life of a mortgage loan tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgages, due primarily to refinancing of adjustable rate and fixed rate loans at lower rates.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued.

An analysis of the change in the allowance for loan losses for the three months ended March 31, 2011 follows (in thousands):

	For the Three Months Ended March 31, 2011
	Commercial and Industrial	Commercial Real Estate	Consumer	Residential Real Estate	Total

Beginning balance	$2,192	1,931	135	551	4,809
Provision for loan losses	1,066	1,770	16	70	2,922
Charge-offs	(675)	(1,170)	(42)	(56)	(1,943)
Recoveries	26	1	29	7	63

Ending balance	$2,609	2,532	138	572	5,851

Individually evaluated for impairment:
Recorded investment	$10,686	15,620	143	677	27,126
Balance in allowance for loan losses	$729	688	13	72	1,502

Collectively evaluated for impairment:
Recorded investment	$46,966	73,983	4,910	8,271	134,130
Balance in allowance for loan losses	$1,881	1,843	125	500	4,349

The activity in the allowance for loan losses for the three months ended March 31, 2010 follows (in thousands):

Three Months Ended March 31, 2010

Balance at beginning of period	$4,730
Provision for loan losses	1,890
(Charge-offs), net of recoveries	(1,025)

Balance at end of period	$5,595

Asset Quality, Loan Impairment and Credit Losses.  Although we continue to experience increases in our impaired loans due to the economic decline and decreased real estate values, our non-performing asset to total assets ratio of 8.06% at March 31, 2011 is less than the 9.26% non-performing asset to total assets ratio at December 31, 2010.

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

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued.

Furthermore, during 2010 and 2011, we enhanced our credit risk management processes by:

•	Developing processes for supervising criticized and classified loans;
•	Adopting a specific action plan for managing and disposing of foreclosed assets;
•	Performing a quarterly assessment of the Bank’s monitoring systems for timely identification of problem loans;
•	Forming a Special Assets Committee of the Board that meets monthly to review management’s progress on all classified assets; and
•	Creating a Special Assets Department to reduce the Bank’s underperforming credits.

The following summarizes the loan credit quality (in thousands):

At March 31, 2011	Pass	Potential Problem	OLEM (Other Loans Especially Mentioned)	Substandard	Doubtful	Loss	Total
Commercial and Industrial:
Equipment secured	$6,651	$765	$128	$1,710	$-	$-	$9,254
Real estate secured	30,174	2,663	304	11,653	-	-	44,794
Other	3,002	-	33	570	-	-	3,605
Total commercial and industrial	$39,827	$3,428	$465	$13,933	$-	$-	$57,653

Commercial Real Estate:
Owner-occupied	$42,400	$4,431	$228	$9,941	$-	$-	$57,000
Nonowner-occupied	15,315	1,900	-	7,442	-	-	24,657
Land	2,302	895	2,380	2,368	-	-	7,945
Total commercial Real Estate	$60,017	$7,226	$2,608	$19,751	$-	$-	$89,602

Consumer:
Vehicles and other tangible assets	$3,111	$12	$-	$45	$-	$-	$3,168
Other	1,781	-	-	104	-	-	1,885
Total consumer	$4,892	$12	$-	$149	$-	$-	$5,053

Residential Real Estate:
HELOC	$3,836	$62	$-	$331	$-	$-	$4,229
Closed-end	4,149	159	60	351	-	-	4,719
Total residential Real estate	$7,985	$221	$60	$682	$-	$-	$8,948

Total	$112,721	$10,887	$3,133	$34,515	$-	$-	$161,256

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued.

At December 31, 2010	Pass	Potential Problem	OLEM (Other Loans Especially Mentioned)	Substandard	Doubtful	Loss	Total
Commercial and Industrial:
Equipment secured	$6,819	$754	$197	$1,887	$-	$-	$9,657
Real estate secured	31,245	3,362	1,238	10,154	-	-	45,999
Other	2,759	-	94	494	-	-	3,347
Total commercial and industrial	$40,823	$4,116	$1,529	$12,535	$-	$-	$59,003

Commercial Real Estate:
Owner-occupied	$46,147	$1,762	$3,112	$8,930	$-	$-	$59,951
Nonowner-occupied	16,836	1,186	3,120	3,657	-	-	24,799
Land	2,524	611	2,380	2,570	-	-	8,085
Total commercial Real Estate	$65,507	$3,559	$8,612	$15,157	$-	$-	$92,835

Consumer:
Vehicles and other tangible assets	$3,831	$78	$-	$39	$-	$-	$3,948
Other	2,217	-	10	-	-	-	2,227
Total consumer	$6,048	$78	$10	$39	$-	$-	$6,175

Residential Real Estate:
HELOC	$4,029	$85	$-	$268	$-	$-	$4,382
Closed-end	4,430	162	113	95	-	-	4,800
Total residential Real estate	$8,459	$247	$113	$363	$-	$-	$9,182

Total	$120,837	$8,000	$10,264	$28,094	$-	$-	$167,195

Internally assigned loan grades are defined as follows:

Pass – a Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary.  These are loans that conform in all aspects to bank policy and regulatory requirements, and no repayment risk has been identified.

Potential Problem – a Potential Problem loan is considered performing, but may exhibit some weaknesses that warrant more frequent review by management.

OLEM (Other Loans Especially Mentioned) – an Other Loan Especially Mentioned has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date.

Substandard – a Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued.

Doubtful – a loan classified Doubtful has all the weaknesses inherent in one classified Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The Company fully charges off any loan classified as Doubtful.

Loss – a loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.  The Company fully charges off any loan classified as Loss.

Age analysis of past due loans is as follows (in thousands):

At March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days or More but Still Accruing	Nonaccrual Loans
Commercial and Industrial
Equipment-secured	$150	253	588	991	8,263	$9,254	$18	1,023
RE - secured	532	-	2,329	2,861	41,933	44,794	-	2,971
Other	67	-	-	67	3,538	3,605	-	445
Subtotal	$749	253	2,917	3,919	53,734	$57,653	$18	4,439

Commercial Real Estate
Owner-Occupied	$248	916	3,112	4,276	52,724	$57,000	$57	3,357
Non Owner Occupied	-	-	-	-	24,657	24,657	-	-
Land	-	-	531	531	7,414	7,945	461	799
Subtotal	$248	916	3,643	4,807	84,795	$89,602	$518	4,156

Consumer
Vehicles & Other Tangible	$1	-	38	39	3,129	$3,168	$-	38
Other	24	-	9	33	1,852	1,885	-	9
Subtotal	$25	-	47	72	4,981	$5,053	$-	47

Residential Real Estate
HELOC	$30	20	226	276	3,953	$4,229	$-	296
Closed - End	-	-	1	1	4,718	4,719	-	1
Subtotal	$30	20	227	277	8,671	$8,948	$-	297

Total	$1,052	1,189	6,834	9,075	152,181	$161,256	$536	8,939

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued.

At December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Past Due 90 Days or More but Still Accruing	Nonaccrual Loans
Commercial and Industrial
Equipment-secured	$-	101	212	313	9,344	$9,657	$-	1,175
RE - secured	314	1,201	2,944	4,459	41,540	45,999	-	4,521
Other	6	-	-	6	3,341	3,347	-	524
Subtotal	$320	1,302	3,156	4,778	54,225	$59,003	$-	6,220

Commercial Real Estate
Owner-Occupied	$382	976	3,339	4,697	55,254	$59,951	$-	5,369
Non Owner Occupied	-	-	-	-	24,799	24,799	-	-
Land	-	584	465	1,049	7,036	8,085	-	465
Subtotal	$382	1,560	3,804	5,746	87,089	$92,835	$-	5,834

Consumer
Vehicles & Other Tangible	$-	66	-	66	3,882	$3,948	$-	39
Other	-	-	-	-	2,227	2,227	-	-
Subtotal	$-	66	-	66	6,109	$6,175	$-	39

Residential Real Estate
HELOC	$-	-	160	160	4,222	$4,382	$-	232
Closed - End	187	82	-	269	4,531	4,800	-	-
Subtotal	$187	82	160	429	8,753	$9,182	$-	232

Total	$889	3,010	7,120	11,019	156,176	$167,195	$-	12,325

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued.

The following summarizes the amount of impaired loans (in thousands):

	At March 31, 2011			At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and Industrial
Equipment-secured	$455	$811	$-	$487	$848	$-
RE-secured	1,441	1,779	-	3,942	4,380	-
Other	464	473	-	447	456	-
Subtotal	2,360	3,063	-	4,876	5,684	-
Commercial Real Estate
Owner-occupied	5,296	7,184	-	6,866	7,897	-
Nonowner –occupied	57	57	-	264	310	-
Land	-	-	-	201	397	-
Subtotal	5,353	7,241	-	7,331	8,604	-
Consumer
Vehicles & Other Tangible	39	39	-	39	39	-
Subtotal	39	39	-	39	39	-
Residential Real Estate
HELOC	296	296	-	232	321	-
Subtotal	296	296	-	232	321	-
Subtotal no related allowance	8,048	10,639	-	12,478	14,648	-

With allowance recorded:
Commercial and Industrial
Equipment-secured	817	825	265	974	1,065	257
RE-secured	7,463	8,043	453	3,374	3,374	289
Other	46	46	11	-	-	-
Subtotal	8,326	8,914	729	4,348	4,439	546
Commercial Real Estate
Owner-occupied	3,541	3,631	164	3,757	3,757	157
Nonowner –occupied	5,795	5,795	167	2,486	2,486	72
Land	931	1,063	357	-	-	-
Subtotal	10,267	10,489	688	6,243	6,243	229
Consumer
Other	104	104	13	10	10	1
Subtotal	104	104	13	10	10	1
Residential Real Estate
Closed-end	381	381	72	-	-	-
Subtotal	381	381	72	-	-	-
Subtotal with related allowance	19,078	19,888	1,502	10,601	10,692	776

Total	$27,126	$30,527	$1,502	$23,079	$25,340	$776

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued.

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Three Months Ended March 31, 2011			For the Year Ended December 31, 2010
	Average Net Investment	Interest Income Recognized	Interest Income Received	Average Net Investment	Interest Income Recognized	Interest Income Received
Commercial and Industrial
Equipment-secured	$1,104	1	1	$1,303	5	5
RE-secured	7,791	49	50	7,032	180	177
Other	470	-	-	483	-	-
Subtotal	9,365	50	51	8,818	185	182

Commercial Real Estate
Owner-occupied	$9,291	78	66	$7,888	200	196
Nonowner –occupied	4,208	48	52	1,791	-	-
Land	276	-	-	215	-	-
Subtotal	13,775	126	118	9,894	200	196

Consumer
Vehicles & Other Tangible	$60	-	-	$3	-	-
Other	67	1	1	3	-	-
Subtotal	127	1	1	6	-	-

Residential Real Estate
HELOC	$200	-	-	$272	-	-
Closed-end	103	-	5	-	-	-
Subtotal	303	-	5	272	-	-

Total	$23,570	177	175	$18,990	385	378

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued.

During the quarter ending March 31, 2011, there was a net increase in net impaired loans of $3.3 million, primarily due to an increase in charge-offs taken during the quarter and the addition of 28 loans to impaired status, totaling $8.1 million. Appraisals are obtained on collateral dependent (impaired) loans at least annually. We do not make non-recourse commercial real estate loans and do not adjust appraised values. Instead, we would discuss any perceived discrepancy with the appraiser and allow the appraiser to adjust the value if he or she agreed with our comments. Our allowance for loan loss calculations are always based on current appraisals. At this time, due to the collateral value associated with these impaired loans, no material losses are expected to be incurred above those already reserved or charged-off. However, if the economy continues to deteriorate, or property values decline further, additional adjustments may be necessary in the future.

Troubled debt restructurings during the three months ended March 31, 2011 are as follows (dollars in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate
Owner-occupied
Modified interest rate	2	$1,114	$1,104
Modified amortization	4	1,820	1,890
Modified interest rate and amortization	2	2,331	2,233
Non Owner-occupied
Modified interest rate	1	944	944
Modified amortization	1	400	400
Modified interest rate and amortization	2	4,857	4,852

Commercial
Equipment secured
Modified amortization	3	141	140
Modified interest rate and amortization	1	94	92
Real-estate secured
Modified amortization	9	2,305	2,296
Modified interest rate and amortization	6	3,400	3,255
Other modified amortization	2	66	66

Consumer
Other
Modified amortization	5	391	390

Total Troubled Debt Restructurings:	38	$17,863	$17,662

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Lending Activities, continued.

The allowance for loan losses on all loans that have been restructured and are considered troubled debt restructurings (“TDR”) is included in the Company’s specific reserve.  The specific reserve is determined on a loan by loan basis by either the present value of expected cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. At March 31, 2011, one loan in the amount of $10,000 secured by equipment subsequently defaulted.

(4)	Foreclosed Assets.

The following table illustrates the activity in foreclosed assets as of the dates indicated (dollars in thousands):

	For the Three Months Ended	For the Year Ended
	March, 31, 2011	December, 31, 2010

Total foreclosed assets at beginning of period	$9,190	$6,763

Additions to foreclosed assets:
Commercial real estate	507	4,546
Residential real estate	160	-
Vacant land	423	436
Other	238	586
Total	1,328	5,568

Sales of foreclosed assets:
Commercial real estate	(539)	(282)
Residential real estate	-	(445)
Vacant land	-	(468)
Other	(16)	(41)
Total	(555)	(1,236)

Transfer of foreclosed assets to loans	(162)	-

Write-down of foreclosed assets	(840)	(1,211)

Pay-down on foreclosed assets	-	(300)

Loss on sale of foreclosed assets	(61)	(152)

Credit (provision) for losses on foreclosed assets	17	(242)

Foreclosed assets at end of period	$8,917	$9,190

(continued)

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(4)	Foreclosed Assets, continued

An analysis of the allowance for losses on foreclosed assets is as follows (in thousands):

Three Months Ended
March 31, 2011

Balance at the beginning of the year	$(242)
Credit for losses on foreclosed assets	17
Charge-offs	220

Balance at the end of the quarter	$(5)

There was no activity in the allowance for losses on foreclosed assets in the three months ended March 31, 2010.

Expenses applicable to foreclosed assets include the following (in thousands):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010

Net loss on sales of foreclosed assets	$61	73
Credit for losses on foreclosed assets	(17)	-
Write-down of foreclosed assets	840	291
Operating expenses, net of rental income	202	82

	$1,086	446

(5)
Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements, pursuant to a Consent Order (see page 27). The following is a summary at March 31, 2011 of the regulatory capital requirements and the Bank's capital on a percentage basis:

	Percentage	Minimum for
	of	Capital Adequacy	Requirements of
	the Bank(1)	Purposes	Consent Order
Tier I capital to total average assets	1.31%	4.00%	8.00%

Tier I capital to risk-weighted assets	1.81%	4.00%	N/A

Total capital to risk-weighted assets	3.09%	8.00%	11.00%

(1)At March 31, 2011 the Bank was considered critically undercapitalized and imminently insolvent under Florida Law.

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(6)
Loss Per Common Share. Basic loss per common share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For the three months ended March 31, 2011 and 2010, outstanding stock options and warrants are not considered dilutive due to the losses incurred by the Company.

(7)
Share-Based Compensation.  The Company established a Stock Option Plan in 1998 (“1998 Plan”) for directors, officers and employees of the Company. The 1998 Plan as amended provides for 131,553 shares of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant. The options expire ten years from the date of grant. At March 31, 2011, no shares remain available for grant, as the Plan Agreement terminated on December 8, 2008. A summary of stock option information follows ($ in thousands, except per share amounts):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	30,700	$11.94
Options forfeited	(2,791)	9.52

Options outstanding at December 31, 2010 and March 31, 2011	27,909	$12.18	3.18 years	$-

Options exercisable at March 31, 2011	27,678	$12.21	3.14 years	$-

In 2005, the Company established a new option plan (“2005 Plan”) for directors, officers and employees of the Company.  The 2005 Plan provides for 158,743 shares of common stock to be available for grant.  The exercise price of the stock options is the fair market value of the common stock on the date of grant.  The 2005 Plan allows for various vesting periods. All options expire ten years from the date of grant. At March 31, 2011, 50,507 shares remain available for grant.

A summary of stock option information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	117,116	$14.16
Options forfeited	(8,880)	13.13

Options outstanding at December 31, 2010 and March 31, 2011	108,236	$14.24	5.48 years	$-

Options exercisable at March 31, 2011	104,319	$14.50	5.41 years	$-

There were no options granted during the three months ended March 31, 2011 or 2010.

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(8)	Share-Based Compensation, continued.

The total fair value of shares vested and recognized as compensation expense was $5,000 and $16,000 for the three-month periods ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the Company had 4,148 stock options not fully vested and there was $9,000 of total unrecognized compensation cost related to these non-vested options. This cost is expected to be recognized monthly over a weighted-average period of    1.17 years on a straight-line basis.

In addition, as discussed in more detail in Note 9, the Company sold on December 5, 2008 to the U.S. Treasury a ten year warrant to purchase at any time up to 183,158 shares of the Company’s common stock  for $4.75 per share.

(9)
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

Beginning with the dividend payment due on February 15, 2010, the Company has suspended paying dividends on its Series A Preferred stock. The total arrearage as of March 31, 2011 was $363,000.

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(10)	Fair Value Measurements.

The following table summarizes financial assets measured at fair value on a recurring basis as of  March 31, 2011 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2011:
Municipal bonds-taxable	$1,920	-	1,920	-
SBA securities	1,960	1,960	-	-
Mortgage-backed securities	12,458	-	12,458	-
CMO securities	19,448	-	19,448	-
	$35,786	1,960	33,826	-

As of December 31, 2010:
Municipal bonds-taxable	$1,902	-	1,902	-
SBA securities	1,999	1,999	-	-
Mortgage-backed securities	12,769	-	12,769	-
CMO securities	19,596	-	19,596	-
	$36,266	1,999	34,267	-

During the three months ended March 31, 2011, no securities were transferred in or out of Level 1, Level 2, and Level 3.

Impaired collateral-dependent loans and foreclosed assets are carried at fair value when the current collateral value is lower than the carrying value of the assets. Those impaired collateral-dependent assets which are measured at fair value on a nonrecurring basis are as follows (in thousands):

						Losses Recorded
						in Operations
	At March 31, 2011					For the Three
	Fair Value(1)	Level 1	Level 2	Level 3	Total Losses	Months Ended March 31, 2011
Commercial & Industrial
Equipment-secured	$635	-	-	635	$541	$30
RE - secured	2,751	-	-	2,751	1,076	424
Subtotal	$3,386	-	-	3,386	$1,617	$454

Commercial Real Estate
Owner-Occupied	$3,092	-	-	3,092	$1,942	$937
Other	227	-	-	227	435	360
Subtotal	$3,319	-	-	3,319	$2,377	$1,297

Total impaired loans	$6,705	-	-	6,705	$3,994	$1,751

Foreclosed assets	$8,917	-	-	8,917	$1,953	$640

(1)	In addition, impaired loans with a carrying value of $2.0 million were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

Index

Notes to Condensed Consolidated Financial Statements (unaudited)

(10)	Fair Value Measurements, continued.

The following table summarizes financial assets measured at fair value on a nonrecurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

						Losses Recorded
						in Operations For
	At December 31, 2010					the Year Ended
	Fair Value(1)	Level 1	Level 2	Level 3	Total Losses	December 31, 2010
Commercial & Industrial
Equipment-secured	$937	-	-	937	$646	$371
RE - secured	3,080	-	-	3,080	718	485
Other	-	-	-	-	-	-
Subtotal	$4,017	-	-	4,017	$1,364	$856

Commercial Real Estate
Owner-Occupied	$3,739	-	-	3,739	$1,139	$974
Non Owner Occupied	264	-	-	264	46	-
Other	190	-	-	190	154	125
Subtotal	$4,193	-	-	4,193	$1,339	$1,099

Residential Real Estate
HELOC	$160	-	-	160	$89	$46
Closed - End	-	-	-	-	-	-
Subtotal	$160	-	-	160	$89	$46

Total impaired loans	$8,370	-	-	8,370	$2,792	$2,001

Foreclosed assets	$9,190	-	-	9,190	$1,667	$1,428

(1)	In addition, impaired loans with a carrying value of $3.4 million were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At March 31, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,584	$14,584	12,229	12,229
Securities available for sale	35,786	35,786	36,266	36,266
Securities held to maturity	1,415	1,437	1,465	1,482
Loans, net	155,023	154,410	161,946	157,376
Federal Home Loan Bank stock	1,087	1,087	1,087	1,087
Accrued interest receivable	861	861	884	884

Financial liabilities:
Deposit liabilities	$208,764	$209,541	208,366	209,757
Federal Home Loan Bank advances	14,600	14,796	14,600	14,794
Off-balance-sheet financial instruments	-	-	-	-

Index

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

General

FPB Bancorp, Inc. (the "Holding Company") owns 100% of the outstanding common stock of First Peoples Bank (the "Bank") and the Bank owns 100% of the outstanding common stock of Treasure Coast Holdings, Inc., (collectively referred to as the "Company"). The Holding Company operates as a one-bank holding company and it’s only business activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank and its deposits are insured up to the maximum amounts by the Federal Deposit Insurance Corporation, which are $250,000 for all qualified accounts, and unlimited for non-interest bearing transaction accounts through December 31, 2012. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Port St. Lucie, Stuart, Fort Pierce, Vero Beach and Palm City, Florida. Treasure Coast Holdings, Inc. was incorporated in September 2008 for the sole purpose of managing foreclosed assets.

At March 31, 2011, the Bank was “critically undercapitalized” pursuant to Federal Deposit Insurance Corporation (“FDIC”) regulations and “imminently insolvent” pursuant to Florida law. If the Company does not raise significant capital for the Bank in the immediate term, it is likely that the Florida Office of Financial Regulation (“OFR”) will close the Bank and place it into receivership with the FDIC. In such case, we will cease to have any business operations.

Supervisory Prompt Corrective Action Directive. On February 2, 2011, the Bank received a Supervisory Prompt Corrective Action Directive (the “Directive”), effective as of January 28, 2011 (the “Effective Date”) from the FDIC.  The FDIC issued the Directive due to the Bank’s failure to submit an acceptable capital restoration plan to the FDIC, the deteriorating condition of the Bank and management’s failure to improve the condition of the Bank.  The Directive requires that: (1) within 30 days of the Effective Date (by February 27, 2011), the Bank must comply with the requirements of its Consent Order by attaining a Tier 1 Leverage Capital Ratio of 8% and a Total Risk Based Capital Ratio of 11% and (2) within 10 days of the Effective Date (extended to February 11, 2011) submit an acceptable capital restoration plan to the FDIC, which expressly provides that the Bank will attain such capital levels.  An updated capital restoration plan was submitted on February 11, 2011; however, the Bank has not been able to comply with the required capital ratios.

The Directive further requires that if the Bank does not increase its capital to such levels by February 27, 2011, the Bank must take any necessary action for the Bank to be acquired by, or merged into, another financial institution.

If the Bank continues to fail to satisfy the requirements of the Directive, it is likely that the OFR will close the Bank and place it into receivership with the FDIC. In such case, we will cease to have any business operations.

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

Consent Order.  Effective March 18, 2010, the Bank entered into a Stipulation to the Issuance of a Consent Order (“Stipulation”) FDIC and the OFR. Pursuant to the Stipulation, the Bank consented, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation, to the issuance of a Consent Order by the FDIC and the OFR, also effective as of March 18, 2010.

The Consent Order represents an agreement among the Bank, the FDIC and the OFR as to areas of the Bank’s operations that warrant improvement and presents a plan for making those improvements. The Consent Order imposes no fines or penalties on the Bank.

At March 31, 2011, the Bank failed to meet the most significant requirement of the Consent Order, specifically the need to maintain a Tier 1 Leverage Capital Ratio of 8% and a Total Risk Based Capital Ratio of 11%. The Bank’s continued failure to maintain those ratios will likely result in the OFR closing the Bank and placing it into receivership with the FDIC. In such case, we will cease to have any business operations

Pursuant to the Consent Order:

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

➢
By June 16, 2010, and during the life of the Consent Order, the Bank shall achieve and maintain a Tier 1 leverage capital ratio of not less than 8% and a total risk-based capital ratio of not less than 11%. At March 31, 2011, the Bank’s Tier 1 leverage capital ratio was 1.31% and its total risk-based capital ratio was 3.09%. As of March 31, 2011, an additional $17.0 million in capital would be required by the Bank to attain the required capital levels.

➢
The Bank must maintain a fully funded Allowance for Loan and Lease Losses (“ALLL”), which must be satisfactory to the FDIC and the OFR. The Board of Directors shall quarterly review the adequacy of the ALLL. The Bank has always endeavored to maintain a fully funded, adequate ALLL and believes its ALLL is adequate.

➢
The Bank shall also reduce the aggregate balance of assets classified “Substandard” by the FDIC in October 2009: (i) by June 16, 2010, to not more than 140% of Tier 1 capital plus the ALLL; (ii) by September 14, 2010, to not more than 120% of Tier 1 capital plus the ALLL; (iii) by December 13, 2010, to not more than 100% of Tier 1 capital plus the ALLL; (iv) by March 23, 2011, to not more than 80% of Tier 1 capital plus the ALLL; and (v) by September 19, 2011, to not more than 60% of Tier 1 capital plus the ALL. As of March 31, 2011, the Bank’s ratio was 230%.

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

Consent Order, continued.

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

Liquidity and Capital Resources

The Company's primary source of cash during the three months ended March 31, 2011 was from the net decrease of loans of approximately $2.9 million. At March 31, 2011, the Company had time deposits of  $85.1 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	At or for the
	Three months Ended	Year Ended	Three months Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
Average equity as a percentage of average assets	2.04%	4.60%	5.65%

Equity to total assets at end of period	.99%	2.89%	4.90%

Return on average assets (1)	(7.81%)	(3.18%)	(3.86%)

Return on average equity (1)	(382.42%)	(69.27%)	(68.29%)

Non-interest expenses to average assets (1)	6.47%	4.65%	4.21%

Non-performing loans and foreclosed assets to total assets at end of period	8.06%	9.26%	8.82%

(1)	Annualized for the three months ended March 31, 2011 and 2010

The following table indicates selected trends over the periods shown (dollars in thousands):

	For the Three Months Ended	For the Year Ended
	March 31, 2011	December 31, 2010
Ratio of past-due loans to total loans	5.63%	6.16%

Non-performing loans	9,475	12,325

Foreclosed assets	8,917	9,190

Troubled debt restructured	17,863	10,754

Non-performing loans to total loans	5.88%	7.37%

Non-performing assets to total assets	8.06%	9.26%

Allowance for loan losses to total loans	3.63%	2.88%

Operating loss before the provision
for loan loss and taxes	(1,645)	(1,907)

Net interest margin	3.50%	3.36%

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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at March 31, 2011, follows (in thousands):

Contract Amount

Commitments to extend credit	$289

Available lines of credit	$8,620

Standby letters of credit	$26

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

	Three Months Ended March 31,
	2011			2010
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$159,515	2,408	6.04%	$184,613	2,688	5.82%
Securities	39,571	284	2.87	33,175	318	3.83
Other (2)	13,579	9.27		12,873	6.19

Total interest-earning assets	212,665	2,701	5.08	230,661	3,012	5.22

Noninterest-earning assets	19,077			19,840

Total assets	$231,742			$250,501

Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	51,566	114.88		59,257	147.99
Time deposits	136,930	669	1.95	138,794	927	2.67
Borrowings	14,600	56	1.53	15,492	66	1.70

Total interest-bearing liabilities	203,096	839	1.65	213,543	1,140	2.14

Demand deposits	17,469			19,583
Noninterest-bearing liabilities	6,445			3,217
Stockholders' equity	4,732			14,158

Total liabilities and stockholders' equity	$231,742			$250,501

Net interest income		$1,862			$1,872

Interest-rate spread (3)			3.43%			3.08%

Net interest margin (4)			3.50%			3.25%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.05			1.08

(1)	Includes non-performing loans.
(2)	Includes federal funds sold, dividends from Federal Home Loan Bank stock and interest-earning deposits with banks.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

Index

Comparison of the Three-Month Periods Ended March 31, 2011 and 2010

General.  Net losses for the three months ended March 31, 2011, were $4.5 million or $(2.24) per basic and diluted common share compared to net losses of $2.4 million or $(1.22) per basic and diluted common share for the three-month period  ended March 31, 2010. This increase in the Company's net losses was primarily due to decreases in interest income and an increase in the provision for loan losses and non-interest expense, partially offset by a decrease in interest expense and an increase in non-interest income.

Interest Income.  Interest income decreased to $2.7 million for the three months ended March 31, 2011 from $3.0 million for the three months ended March 31, 2010. Interest income on loans decreased to $2.4 million due to a decrease in the average loan portfolio balance for the three months ended March 31, 2011, partially offset by an increase in the average yield earned.

Interest Expense.  Interest expense decreased by $301,000 for the three months ended March 31, 2011, from the three months ended March 31, 2010. Interest expense decreased due to a decrease in the average yield paid on deposits, and a decrease in the average balance of deposit accounts for the three months ended March 31, 2011. In addition, the cost of average borrowings from the Federal Home Loan Bank decreased for the three months ended March 31, 2011 as compared to the same period in 2010.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of impaired loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 2011, was $2.9 million compared to $1.9 million for the same period in 2010.  Management believes the balance in the allowance for loan losses of $5.9 million at March 31, 2011 is adequate.

Allowance for Loan Losses to Nonperforming Loans. At March 31, 2011, the ratio of the allowance for loan losses to nonperforming loans was 61.75%. At March 31, 2010, this ratio was 33.64%.

Non-interest Income.  Total non-interest income increased to $240,000 for the three months ended March 31, 2011, from $235,000 for the three months ended March 31, 2010. The increase in 2011 was primarily due to an increase in loan brokerage fees.

Non-interest Expenses.  Total non-interest expenses increased to $3.7 million for the three months ended March 31, 2011 from $2.6 million for the three months ended March 31, 2010, primarily due an increase of $640,000 in losses, write-downs and expenses on foreclosed assets, and increases of $521,000 in data processing, professional fees and other non-interest expenses, partially offset by decreases in employee compensation, occupancy and advertising expense totaling $79,000.

Income Taxes. The income tax benefit was $43,000 for the three months ended March 31, 2011. There was no tax benefit recognized for the three months ended March 31, 2010.

    (continued)

Index

Commercial Real Estate Lending

We have significant exposure to commercial real estate loans.

Loan extensions. On occasion, we may extend such loans at or near original maturity and, due to the existence of guarantees, do not consider them to be impaired. As of March 31, 2011, we had fewer than ten loans that would be classified in this category. Terms vary by the individual circumstances, guarantor strength and collateral. We typically look for some improvement in our position in exchange for a renewal. This improvement may come in the form of a principal reduction, revised amortization and/or additional conditions agreed upon via a written forbearance agreement. We have offered some of these borrowers periods of interest-only payment (typically one year or less) or some other reduced amortization, but this is not always the case. None of these loans would be considered collateral dependent.

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

We have classified our experience pursuing corporate borrowing relationships with personal guarantees over the last three years into three categories: Resolved Satisfactorily, Resolved Unsatisfactorily and Pending. Both categories referred to as Resolved include any relationship where we have either come to an agreement with the borrower, come to a settlement, completed our litigation or are otherwise very close to settling the entire relationship. The Satisfactory subset of Resolved are where the borrower/guarantor is still in compliance with an agreement or where we have been able to take possession of collateral to recover at least 90% of our exposure, with or without additional guarantor support. Some of these have required a series of simple forceful discussions, others have required varying degrees of legal involvement and others have required court action. Many of these did not require a change in terms. A Resolved Unsatisfactorily situation is one were we have either completed litigation or reached a settlement where the 90% recovery threshold has not been met. Pending relationships are almost all in litigation currently.

(continued)

Index

Commercial Real Estate Lending, Continued

In the table below, the year correlates to the year the borrower first began having financial difficulty. Some negotiations have carried on through multiple years. The large jump in 2008 and then the subsequent decline are noteworthy. This is especially true in 2010 where new issues were limited to $7.3MM. There has been some uptick in these number during early 2011 and we will cautiously watch this trend over the remainder of the year.  The majority of our current issues have been ongoing for a while and are now continuously coming to some resolution

	Status as of March 31, 2011
	Resolved Satisfactorily		Resolved Unsatisfactorily		Pending		Totals
	#	Approximate Amount	#	Approximate Amount	#	Approximate Amount	#	Approximate Amount
2008	19	21.62	10	7.33	2	2.52	31	31.46
2009	24	14.51	9	4.62	2	1.91	35	21.04
2010	5	4.32	0	0	1	3.01	6	7.33
2011	7	4.52	1	0	1.05		8	4.57
Total	55	$44.97	20	$11.95	6	$7.49	80	$64.40

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

(continued)

Index

Commercial Real Estate Lending, Continued

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2011, our Principal Executive Officer and Principal Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Beginning with the dividend payment due on February 15, 2010, we have suspended paying dividends on our Series A Preferred Stock. The total arrearage as of March 31, 2011 was $363,000.

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

Exhibit No.	Description of Exhibit
(d)3.1	Articles of Incorporation
(d)3.2	Bylaws
(e)3.3	Amendment to the Bylaws, Adopted August 15, 2008
(h)3.4	Articles of Amendment to the Articles of Incorporation authorizing the Preferred Shares
(a)4.1	Specimen copy of certificate evidencing shares of the Company’s common capital stock, $0.01 par value
(a)4.2	First Peoples Bank Stock Option Plan dated January 14, 1999
(h)4.3	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A
(h)4.4	Warrant to Purchase Up to 183,158 Shares of Common Stock
(b)4.5	Amendment to First Peoples Bank Stock Option Plan
(c)4.6	2005 Stock Compensation Plan
(a)10.1	First Peoples Bank Qualified 401(k) Profit Sharing Plan, dated May 1, 1999
(f)10.2	Amended and Restated Employment Agreement for David W. Skiles
(e)10.3	Amended and Restated Change in Control Agreement for Nancy E. Aumack
(e)10.4	Amended and Restated Change in Control Agreement for Stephen J. Krumfolz
(e)10.5	Amended and Restated Change in Control Agreement for Marge Riley
(h)10.6	Letter Agreement, dated December 5, 2008 between the Company and the United States Department of the Treasury
(h)10.7	Form of Waiver, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.8	Form of Compliance Agreement, executed by each of David W. Skiles, Nancy E. Aumack and Marge Riley
(h)10.9	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury
(j)3.5	Articles of Amendment to the Articles of Incorporation
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FPB BANCORP, INC.
(Registrant)

Date:	May 13, 2011	By:	/s/David W. Skiles
David W. Skiles, Principal Executive Officer, President and Chief Executive Officer

Date:	May 13, 2011	By:	/s/Nancy E. Aumack
Nancy E. Aumack, Principal Financial Officer, Senior Vice President and Chief Financial Officer